Form 10-K
period 1996-03-31
JAVA CENTRALE INC /CA/
filed 1996-07-15
CIK 920528

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

   [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                                    (FEE REQUIRED)

                     For the fiscal year ended March 31, 1996 or

   [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
                                  (NO FEE REQUIRED)

                      For the transition period from:         to

                           Commission file number:  1-12932

                                 JAVA CENTRALE, INC.
               --------------------------------------------------------
               (Exact number of Registrant as specified in its charter)

                 CALIFORNIA                                68-0268780
      --------------------------------                 ------------------
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                   Identification No.


      1610 ARDEN WAY, SUITE 145, SACRAMENTO, CALIFORNIA         95815
         (Address of principal executive officers)           (Zip Code)

       Registrant's telephone number, including area code:  (916) 568-2310

        Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.     Yes  X   No
                                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

The aggregate market value of the Registrant's common stock held by non-affiliates as of June 28, 1996 (based on the closing sale price of the Common Stock on the National Association of Securities Dealers Automated Quotation System) was $5,778,630.

    As of June 28, 1996 there were outstanding 10,082,980 shares of the Registrant's Common Stock.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                    PART I
Item 1.  Description of Business..........................................  3
Item 2.  Description of Property.......................................... 15
Item 3.  Legal Proceedings................................................ 16
Item 4.  Submission of Matters to a Vote of Securities Holders............ 16


                                    PART II

Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters................................ 17
Item 6.  Selected Financial Data.......................................... 18
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................. 19
Item 8.  Financial Statements and Supplementary Data...................... 24
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................... 52


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............... 52
Item 11. Executive Compensation........................................... 54
Item 12. Security Ownership of Certain Beneficial Owners and Management... 58
Item 13. Certain Relationships and Related Transactions................... 60


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K....................................................... 62

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

    (a) GENERAL DEVELOPMENT OF BUSINESS.

    Java Centrale, Inc., a California corporation (the "Company"), began operations on March 5, 1992, and operated as a development stage enterprise through the end of its fiscal year ended March 31, 1993, and commenced principal operations as of April 1, 1993, at which time it had operating two franchised cafes. During the Company's first full year of principal operations, from April 1, 1993 through March 31, 1994, it opened four additional franchised cafes and two franchised carts. At March 31, 1995, the Company was operating 14 Company-owned and 12 franchisee-owned cafes, and three Company-owned and ten franchised carts, and the Company had an additional 84 signed agreements for as-yet unopened franchisee-owned cafes, 45 of which relate to a single franchisee. At March 31, 1996, the Company was operating 36 Company-owned cafes, and four Company-owned carts and 56 franchisee-owned cafes, and eight franchisee-owned carts, and the Company had an additional 90 signed agreements for as-yet unopened franchisee-owned cafes. During the year ended March 31, 1996, eight Franchise Agreements have been terminated and refunded by the Company prior to the opening of the cafe. The Company has also re-acquired five franchisee-owned operating cafes and 58 additional rights for locations under Area Development Agreements.


    On November 14, 1994, the Company entered into a Joint Venture Formation Agreement with Banyan Capital, Limited Partnership, a Delaware Limited Partnership, Java Southeast Partners, L.P., a Delaware Limited Partnership ("CoffeeCo"), and Java Southeast, Inc., a Delaware Corporation (the "Joint Venture"), for the development of a minimum of 50 cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. Under the terms of the agreement, the Company expects to contribute up to 227,983 shares of its newly issued Common Stock to the Joint Venture, in exchange for up to 18.3% of the Joint Venture's outstanding shares. All Company shares to be issued as part of this transaction would be subject to various restrictions on transfer. In exchange for a per cafe fee and an ongoing management fee, the Joint Venture will obtain an exclusive license for the Florida market. The Company has also agreed to lend the new venture up to
$250,000, to assist it in the development of individual cafes.   The Company and
Coffee Co completed the initial phase of the Joint Venture in July 1995 and the Company contributed 89,428 common shares. The Joint Venture has opened three cafes as of March 31, 1996. The Company has advanced $200,000 in December, 1995, and an additional $27,500 in June, 1996. The Company has agreed to advance an additional $222,500 in 1996 under certain conditions.

    On March 30, 1995, the Company completed its acquisition of substantially all of the assets of Oh-La-La!, Inc., a Delaware corporation headquartered in Northern California. At the time of this transaction, Oh-La-La! was the Debtor-in-Possession in a Chapter 11 bankruptcy proceeding. The assets purchased included tenant improvements, equipment, and goodwill. The purchase price for the assets acquired was $2,104,000; liabilities in the amount of $113,000 were assumed as part of the transaction.

    On December 31, 1995, the Company acquired 100% of the outstanding shares of Paradise Bakery, Inc., for $5,375,000 cash and $1,350,000 notes payable of which $385,000 represented an amount due from Founders Venture, Inc. prior to the Founders Venture Merger. Paradise Bakery, Inc., operates seven Company-owned bakery/cafes and 44 franchisee-owned bakery/cafes.

    On January 17, 1996, the Company merged into Paradise Bakery, Inc., 100% of the outstanding shares of Founder Ventures, Inc., for 431,853 common shares of the Company. Founder Venture, Inc., operated seven franchisee-owned paradise bakery/cafes prior to the merger.

    On January 17, 1996, the Company acquired certain assets of Venture 88, Inc., for 74,073 shares of the Company and $153,929 assumption of liabilities and issued $46,071 in notes payable. The assets acquired were for three franchisee-owned Paradise Bakery & Cafes prior to the acquisition.

    The Company's revenues are currently derived primarily from Company-owned facilities, initial franchise fees, franchise royalties, equipment sales, and product overrides on sales to its franchisees. Franchise fees range from $15,000 to $25,000 per cafe. The Company is entitled to 4-6% of the gross receipts from each franchised cafe and 2-10% of the gross receipts from each franchised cart. Product overrides range from 3% to 5% of the total purchases of coffee from the Company's contract roaster.

    (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

           Not Applicable.

    (c)    NARRATIVE DESCRIPTION OF BUSINESS.

                    JAVA CENTRALE AND OH-LA-LA! BUSINESS

    The Company sells over 40 different varieties of whole bean and fresh ground coffees as well as various flavorful brewed coffees, espresso beverages, Italian sodas and other upscale beverages. The Company's products are sold to the consumer exclusively through a system of Company-operated and franchised European style gourmet coffee cafes, carts and kiosks. In addition to selling numerous coffees and other specialty beverages, the Company-operated and franchised cafes offer the consumer a wide selection of gourmet sandwiches, salads, soups, pastries and desserts and also sell coffee-making equipment and accessories such as brewers, espresso makers, grinders, mugs and carafes. The Company's carts and kiosks offer the same selection of espresso based specialty beverages and italian sodas as are offered in the Company's cafes, as well as brewed coffees and a selection of morning pastries.

    The Company believes that its flavored specialty coffees offer what the new consumer in the specialty coffee market is looking for. Market research shows that when new consumers enter the specialty coffee market they begin by purchasing flavored coffees and flavored coffee products. Based on the Company's experience in its Company-owned and franchised locations, the flavored coffee customers move to unflavored coffees and coffee products as their tastes and preferences mature. Therefore, by offering a wide selection of flavored, as well as unflavored, coffees and coffee products in its cafes, carts and kiosks, The Company believes that its products will be more attractive to the new consumers and that the Company will retain the loyalty and patronage of the new consumers as their enjoyment of specialty coffee broadens.

    The Company believes that the "cafe" approach of selling its products will distinguish the Company from its competition in the specialty coffee market because its competitors focus primarily on retail sales of coffee, coffee beverages and coffee related items. The Company's cafes offer convenient and comfortable indoor and outdoor seating which encourages the customers to relax and enjoy their purchases in the cafe. The Company also believes that the comfortable and convenient atmosphere of its cafes encourages many of its customers who frequent the cafes during the business hours of weekdays to return in the evenings and on weekends to relax with their family and friends. Additionally, by offering gourmet sandwiches, salads, pastries and other food and dessert items, the Company believes that consumers are attracted into the cafes during various parts of the day when they might not otherwise frequent the cafe exclusively for coffee.

                          PARADISE BAKERY BUSINESS

    Paradise Bakery is a company owned and franchisee-owned quick service restaurant concept designed to meet consumer demands for value, quality, and taste in a casual and appealing environment. The environment includes mall locations and in-line cafe locations, as well as, carts and kiosks. Featured menu items, depending upon the type of location, include as assortment of bakery products, featuring cookies, muffins, croissants and desserts, prepared and freshly baked daily at each location, as well as, specialty soups, salads, and sandwiches.

    Paradise has operated a successful and growing business for 19 years. Most of the existing locations are in high profile upscale areas in California, Arizona, Colorado, Oregon, Washington, Texas, and Hawaii and operate in shopping malls and range in size from 450-3700 square feet.

    Paradise does not have any direct competition in all areas of its business given the mix of production, pricing, and positioning. However, it does have segment competition from various companies providing portions of Paradise's menu. The Company believes that Paradise does not compete with most other specialty restaurant providers.

    Paradise also intends to introduce a new coffee program, Coffees of Paradise, in the fourth quarter of 1996 as well as new bakery products, sandwiches, and salads.

    The Company currently operates both Company-owned and franchisee-owned bakery/cafes. The Company plans to expand the franchisee-owned system by late 1996 by allowing existing franchisees to expand and by developing new franchises.

    In order to facilitate this expansion, the Company began work on renewing the filing of the Paradise Bakery Uniform Franchise Offering Circular with the various states agencies. This was necessary as the registrations were not kept current prior to the time of the acquisition. In June of this year, the Company completed filings in Texas, Arizona, and Colorado to allow the sale of two company-owned bakery/cafes and for existing franchisees in Arizona and Colorado to develop additional locations. The Company projects that the other filings needed to execute the expansion plan for Paradise Bakery will be completed by August, 1996.

    INDUSTRY OVERVIEW
                             JAVA CENTRALE AND OH LA LA!

    The market in the United States for specialty coffees is growing and highly fragmented. The market for specialty coffee is discussed in THE MARKET FOR COFFEE AND TEA: A MARKET INTELLIGENCE REPORT, a study published in 1994 by FIND/SVP, an independent market research firm. According to that study, which is the source for all market information in this Annual Report unless otherwise noted, specialty coffees, also known as "gourmet coffees", include "true" gourmet coffees (Arabica beans sold in whole bean and ground form) and premium coffees (upscale coffees mass marketed by the leading coffee companies). The study was published in 1994 using historical information through 1993. All figures for the years after 1993 are forecasts contained in that study.

    The study indicates that retail sales of specialty coffee increased from approximately $1 billion in 1990 to approximately $1.6 billion in 1993. The study projects that sales of specialty coffee in the United States will reach approximately $2.1 billion by 1998. The specialty coffee dollar share of the retail market was 20% in 1990 and 31% in 1993 and is projected by the FIND/SVP study to be 38% in 1998.

    The Company believes that the increasing popularity of specialty coffees over the last several years can be attributed to five major factors which have led to the transformation of specialty coffee from a highly specialized and small segment of the coffee industry in the United States to an independent and growing sector of the market. These five major factors are: (1) the trend toward healthy eating, including the reduced consumption of alcoholic beverages,
(2) the availability of automatic drip coffee makers for the home, (3) the rising price of regular coffee, (4) the rise of the gourmet foods market, and
(5) several technological innovations, including improved decaffeination methods and the introduction of the one-way valve for coffee packaging, which allows carbon dioxide to escape but does not permit oxygen to enter, thereby stretching the shelf life of coffee from just a few days to nearly one year. The Company believes that the continuing trend towards healthy eating together with a widening consumer awareness of gourmet coffees, as well as lower prices for, and greater availability of, a wider variety of beans, will all combine to increase consumer demand and recognition of the specialty coffee market over the next several years. Based upon the above-described factors, the Company believes that there will be continued rapid growth in the specialty coffee market through the year 2000 and beyond.

                                   PARADISE BAKERY

    The bakery/cafe segment is growing in total. The bakery/cafe is made up of primarily regional operators. The Company believes that the increasing popularity of the bakery/cafe segment results from the trend of eating healthier, customers seeking fresh products, the general growth in the gourmet food markets, and value for freshness. The Company believes the bakery/cafe segment will continue to grow and that further consolidation of regional operators will continue.

    COMPANY STRATEGY

    The Company's objective is to become a leading specialty coffee retailer and a leading bakery/cafe with fresh baked products through its Company-owned and franchisee-owned cafes in the United States and Canada. The Company intends to achieve this goal by selling only the highest quality products by providing a superior level of customer service and by utilizing a market strategy which is designed to emphasize the differences between the Company's products and those of its competitors and to establish a high degree of customer loyalty and repeat business. Each of the essential elements of this corporate strategy of the Company is discussed below:

    HIGHEST QUALITY COFFEE. The Company believes that its specifications for the selection, roasting and delivery of its coffee beans and beverages are among the highest in the coffee industry. The Company believes that its roasting specifications for each variety of Arabica bean which it offers provide for roasting of the bean to the degree that accentuates the character of the individual coffee. Certain coffees have a tendency to have more fragile characteristics that need to be roasted lighter in order to protect the integrity of that particular variety, while other coffees having stronger characteristics that overpower subtle nuances within that variety are enhanced by a darker level of roasting. Since coffee beans are an agricultural product that varies from season to season and from farm to farm, the Company reviews its roasting specifications regularly and, if necessary, modifies those specifications in order to bring each variety of coffee bean to its optimum flavor potential.

   PRODUCT IS THE CONCEPT. The foundation of Paradise's business is its deliciously fresh products which consist of bakery items, sandwiches and salads. Paradise uses only the finest ingredients in preparing its food products. In order to enhance a quality image, we use well known brands as in selected products. Each day our cookies, muffins, and brownies are prepared from scratch. Our pastries, cinnamon rolls, pecan rolls, bagels and croissant products are baked on premise daily. All Paradise fresh baked menu items are preservative-free and are approved by the Heart Association. Paradise features certain bakery products that are low in fat, yet rich in nutrients with no artificial flavors or colors. Our sandwiches and salads are made to order. The price value relationship is easily understood by our customer, since we serve generous portions at reasonable prices.

    CUSTOMER SERVICE. A basic premise of the Company's business philosophy is that it serves many customers on many different levels. The Company views its vendors and suppliers as one level of customers, its franchises and Company facility managers as another level of customers, and the end consumer/customer as a third level customer who benefits from the relationships between the Company and all of its levels of customers. Therefore, the Company provides the same type of attention and service to each of these levels as would be expected by the end consumer/customer of the Company's products.

    MERCHANDISING AND MARKETING. The Company has a comprehensive merchandising, marketing and image program featuring its logo and trademarks on its signs, cafe interiors, cups, bags, packaging, promotional pieces and literature. The program is designed to create a distinctive brand image and brand awareness as well as provide the consumer with repeat customer incentives. The Company has wide range of literature that gives the customer a source for information about the origins and characteristics of coffees, as well as grinding, brewing and storing methods and techniques that the Company believes will result in the best coffee beverages.

    SITE SELECTION. The Company's goal in cafe site selection is to locate its cafes in high-traffic, high-visibility locations within areas that have appropriate demographics, other retail business use and residential backup.

    EXPANSION/ACQUISITION. The Company's strategy is to focus entirely on growth through new franchised sites primarily in the western part of the United States for Java Centrale and both eastern and western parts of the United States for Paradise.

    The Company has had an acquisition strategy by acquiring two brand names, Oh La La! and Paradise Bakery.

    On March 30, 1995 the Company acquired substantially all of the operating assets of Oh-La-La!, Inc., a Delaware corporation headquartered in San Francisco, California, operating 14 locations.

    On December 31, 1995, the Company acquired 100% of the outstanding stock of Paradise Bakery, Inc., a Delaware corporation, operating seven Company-owned and 44 franchisee-owned bakery/cafes. Additionally, on January 1, 1996, the Company acquired 10 Paradise Bakery franchisee-owned bakery/cafes in two separate agreements. The Company believes that the acquisition of Paradise Bakery will allow the Company to further enhance the Company's expansion strategy by franchising and developing Paradise Bakery.

    SOURCING. The Company currently obtains its coffees pursuant to the Producer Agreement between the Company and Coffee Bean International ("CBI"), an independent roaster. Pursuant to the Producer Agreement, several different varieties of green coffee beans are purchased, roasted, packaged and shipped by CBI in accordance with the Company's specifications specifically detailed in the Producer

Agreement. All green beans purchased in accordance with the Producer Agreement are of the Arabica species and the Company believes that the Arabica beans which are purchased pursuant to the Producer Agreement are among the best available from each producing region.

    RETAIL SALES. The Company sells over 40 different varieties of whole bean and fresh ground coffees together with rich flavorful brewed coffees, espresso beverages, Italian sodas and other upscale beverages, through its system of Company-operated and franchised European style gourmet coffee cafes, carts and kiosks.

    CAFES AND KIOSKS

    Distribution of the Company's products is done exclusively through a system of Company-operated and franchised cafes and kiosks under the three brand names. As of March 31, 1996, the Company had franchise agreements for 117 cafe franchises and three cart locations in 10 states. As of March 31, 1996, there were 36 Company-owned cafes and four Company-owned carts and 56 franchisee-owned cafes, along with eight franchisee-owned carts in operation in 15 states. As of March 31, 1996, the Company had received $1,825,500 in cash representing initial fees under its franchise agreements, and was entitled to receive an additional $320,000 in cash fees when it completes its obligations under such agreements, which obligations are expected to be completed no later than December of 1999. The Company's revenues are currently derived primarily from Company-owned facilities, initial franchise fees, franchise royalties, equipment sales, and product overrides on sales to its franchisees.

    DEVELOPMENT TIME. After the signing of a franchise agreement for a particular location or locations, the amount of time necessary to develop that location and eventually open and operate the cafe or kiosk varies depending on several factors including site selection, preparation and approvals of plans, acquisition of necessary permits, length of construction period and whether the training of the employees will take place on-site or off-site. Based on the Company's experience to date, the average development time of a single-unit cafe franchise has been 4 to 8 months.

    In addition to these development factors, multi-unit franchisees are obligated under their franchise agreements to build cafes based on a three to five year development schedule in which the majority of the locations are opened in the first half of the development schedule. In the case of multi-unit developments, it is necessary to develop real estate relationships that are likely to provide more than one desirable location and, therefore, extra time and care is devoted to contracting with the right firm for that purpose in the market in question. This recruiting process could require an additional thirty to sixty days. In the case of a single unit franchise where the territory is a subset of the larger market, the Company typically selects the most experienced commercial real estate firm that specializes in retail locations in that defined area. All of these factors affect the Company's ability to open cafes within a specific time frame. Although the development of a single franchised or Company-owned cafe will always be subject to these timing factors, the number of cafes opened in any given month or year will increase dramatically as additional franchises are sold and leases for Company locations are signed.

    PRODUCT MIX. The Company's Java Centrale cafes sell over 40 different varieties of whole bean and fresh ground coffees together with rich flavorful brewed coffees, espresso beverages, Italian sodas and other upscale beverages. The Company's cafes offer six brewed coffees daily: one light and one dark varietal, a Java Centrale House Blend, a varietal decaffeinated coffee, a flavored coffee, and a flavored decaffeinated coffee. In addition, the Company has developed its own line of contemporary espresso based beverages which are designed to appeal primarily to younger customers and women. In addition to selling numerous coffees and other specialty beverages, the cafes offer the consumer a wide selection of gourmet sandwiches, salads, soups, pastries and desserts as well as coffee-making equipment and accessories such as brewers, espresso makers, grinders, mugs and carafes.

    The Company's Java Centrale kiosks offer the full range of espresso based specialty beverages and Italian sodas offered in the Company's cafes, as well as brewed coffees and a selection of morning pastries.

    Paradise Bakery has developed a brand identity of quality over its 19 years of existence. It uses only the finest ingredients in preparing all food products. Its bakery line consists of a variety of muffins, cookies, and brownies, as well as, a line of pastry products, cinnamon and pecan rolls. Typically, a Paradise store will feature each day, between ten and twelve sandwiches, three tossed salads, plus three of four pasta type salads, as well as, three or four varieties of soup/chowder.

    PRICING. The Company prices its coffees, menu items and retail goods at or above the prevailing high-end prices for these items in each of its markets. The products offered by the Company are of the highest quality and would command a premium price based on value alone. Additionally, the Company's research on specialty consumers has shown that they expect to pay a higher price for specialty food and beverage products and look with suspicion on products, even products of high quality, that are priced below the market.
 This strategy differentiates the Company from many of its retail competitors that are required to compete on a PRICE ONLY basis. The Company believes that this pricing strategy assures that necessary margins are protected and thereby allows the Company and its franchisees to focus primarily on product quality and service to earn and retain customers.

    DESIGN. The Company's Java Centrale cafes are designed to provide the customer with a modern, comfortable and convenient cafe and meeting place with a European flair. The design uses a combination of primary colors that give the cafes a different and distinctive look when compared with the facilities of the Company's competitors. The Company believes that the distinctive look of its cafes will help the consumer to more readily remember its name and its products, thereby resulting in a higher level of repeat customer business for its cafes.

    The Company's Paradise Bakery cafe design has evolved over the years always adapting to the ever changing consumer needs. Presently, the Paradise design has a tropical theme utilizing the color palette of light blue, pink and white. The attractive cafe designs and functional building plans are an integral part of the Paradise success formula. These designs provide an exciting environment that supports product display, encourages impulse sales and provides color efficiency.

    Paradise is presently in the process of upgrading its design to meet today's consumer demands for novel food products and services to meet their constantly evolving needs and tastes. The most recent design change reflects a more open, unique eating experience at Paradise by enabling the customer to come into a tantalizing theatre brimming with irresistible foods and beverages. The color palette is changing to light, effervescent, bright fruit and vegetable colors, such as mango, lemon, grape, tomato, and avocado. Other changes include extensive use of product display, fresh food graphics, and enhanced graphic communication system.

    SUPPLIES. The Company and its franchisees purchase their food, beverages and supplies only from Company-approved suppliers. All products must meet the standards and specifications set by the Company. Management of the Company constantly monitors the quality of the coffee, food, beverages and other supplies provided to the cafes, carts and kiosks. The Company has been successful in negotiating national distribution and price concessions from suppliers for bulk purchases of coffee, food and paper supplies used by the Company's system of cafes, carts and kiosks. The Company believes that these arrangements have achieved cost savings, improved quality and consistency and helped decrease volatility of coffee, food and supply costs. The Company believes that essential coffee, food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers.

    MANAGEMENT AND EMPLOYEES. Each Company-owned or franchised cafe employs an average of approximately 15 hourly employees, most of whom work part-time. The management staff of a typical cafe operated by the Company consists of a general manger, an assistant manager and one crew leader. A typical franchised location is managed directly by the franchisee and an assistant manager and one crew leader. Company cafe managers report to a district manger, while franchised locations work in conjunction with one of the Company's franchise field representative. The district mangers or franchise field representatives are responsible for assuring compliance with the Company's products and facilities' standards and supervising and assisting in the implementation of the Company's local cafe marketing programs.

    TRAINING. The Company's Java Centrale cafe training program has two parts. The first part is an intensive two week program at the Company's training facility in Folsom, California consisting of both classroom and on-the-job training. The classroom training includes such topics as the origins of coffee, coffee comparisons, food safety and sanitation, employment laws and regulations, interviewing and hiring of employees, and systems to control both food and labor costs. The on-the-job training concentrates on using the grinding, brewing and espresso making equipment, preparing and serving the various brewed coffees and espresso beverages, and preparing and serving the various menu items. In all cases, the in-cafe training emphasizes the importance of fast and friendly customer service.

    The second part of the training takes place at the cafe prior to opening. The Company's training team works with the franchisee or Company-owned cafe manager over a thirteen day period to prepare the facility for business and train the opening crew. The schedule provides for one day of staging and planning, eight days of crew orientation and training, one day working with management to take the beginning inventory and prepare the cafe for business, and the first three days of operations.

    The Company's franchise field representatives generally visit each franchised cafe on a monthly basis. The franchise field representative acts as a business consultant to franchisees in an effort to ensure that each cafe and cart is providing the highest quality products and fast, friendly service. In addition, the field representative assists in developing business and marketing plans, as well as in the training and development of the franchisee's staff. In effect, the franchise field representative acts as the communication link between the Company and each franchisee. The Company plans to have a ratio of one field representative for each 15 to 20 franchised cafes and carts.

    The Paradise training program currently consists of two weeks at the Company's cafe in Santa Ana, California. The training program will be enhanced later in 1996 as Paradise Bakery's franchising activity is started.

    ADVERTISING AND PROMOTION. Marketing promotions are designed and planned by the Company's Vice President of Marketing and are implemented after a committee of the Company's executive officers has approved all promotions. In the future, production of some marketing materials is expected to be paid for through a national advertising fund that collects 2% of gross receipts (not including sales tax) from each franchised cafe. The fund will become active and collections will commence after the opening of the Company's 25th Java Centrale cafe, whether Company-owned or franchised. Until that time, substantially all marketing production costs will be borne directly by the Company.

    The Company has detailed "Local Cafe Marketing Program" which provides the franchisee with camera ready artwork, pre-packaged local promotions, a step-by-step plan for marketing in the cafe's immediate area, and examples of successful campaigns from other franchisees.

    The Company currently collects $164 per month from each Paradise Bakery location. The advertising funds are being used to develop point of sale material and local promotion.

    FRANCHISE OPERATIONS

    STRATEGY. The Company's growth strategy for the next five years is to focus on the development of franchised cafes of Java Centrale and bakery/cafes of Paradise Bakery in key metropolitan markets. Based upon the Company's operating history to date, the Company believes that it can continue to attract financially and personally qualified franchisees based on the strength of its cafe and bakery/cafe concepts and the favorable potential returns available from a relatively low capital investment.

    AGREEMENTS. The Company offers single unit Franchise Agreements and multi-unit Area Development Agreements. The single unit Franchise Agreement grants to the franchisee an exclusive license to operate a cafe at a specified location in accordance with the Company's terms and conditions and to utilize the Company's trademarks, service marks and other rights of the
Company relating to the sale of its items.   The term of a Franchise
Agreement for a cafe is ten years, renewable at the option of the franchisee for successive five year periods, if certain conditions pertaining to such renewal are met. The Area Development Agreement grants to the franchisee the right to develop and open a specified number of cafes in a defined geographic area within a limited period of time and thereafter to operate each cafe in accordance with the terms and conditions of the Franchise Agreement executed for each cafe location.

    Either party may terminate a Franchise Agreement, or an Area Development Agreement by giving notice of default in the event the other party breaches or fails to comply with any of the terms, covenants, conditions or restrictions applicable to such party, or if such party breaches any warranty or representation contained in the Franchise Agreement or the Area Development Agreement. The Company may also terminate a Franchise Agreement or an Area Development Agreement without notice for several reasons, including among others, the franchisee's bankruptcy or insolvency, cessation of business, committing a default within 12 months of curing the same default or committing repeated defaults, whether or not such defaults are cured after notice. The franchisee may also terminate a Franchise Agreement in the event there is a permanent and incurable inability of the Company or an authorized supplier to supply the products required to be furnished under the Franchise Agreement or in the event there is a supply interruption that lasts more than 180 days.

    Although franchise fees are payable to the Company upon the execution of a single-unit Franchise Agreement or an Area Development Agreement, the Company only recognizes such fees as revenue when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company. See "Note B of Notes to Financial Statements".

    FRANCHISE FEES AND ROYALTIES

    CAFES. Under the Company's current Franchise Agreement for cafes, each franchisee is generally required to pay a franchise fee of $25,000. The franchise fee is generally paid to the Company upon the execution of the Franchise Agreement and is non-refundable. If the franchisee thereafter executes another Franchise Agreement for an additional cafe at a different location, the franchisee is generally required to pay a franchise fee of $15,000 for each such additional cafe location, which franchise fee is non-refundable. If a franchisee purchases an area pursuant to an Area Development Agreement, the franchisee must pay an Area Development Fee of $5,000 for each cafe to be developed in accordance with the Agreement's development schedule. The Area Development Fee is paid to the Company in full upon the execution of the Area Development Agreement and is not refundable. In addition to the Area Development Fee, the Company is entitled to receive a Cafe Fee for each cafe location to be opened under the terms of the Agreement. The first Cafe Fee of $20,000 is due upon execution of the Area Development Agreement and is non-refundable. The subsequent Cafe Fees of $10,000 per location are due when leases are signed and are non-refundable.

    The rights of each cafe, whether opened on an individual basis or by an area franchise, include the right to operate satellite locations within the exclusive territory of that cafe. Satellite locations are kiosk or counter operations located in self-contained facilities where full cafe operation is not feasible. Facilities occupied by one of franchisee's satellite locations are governed by the existing Franchise Agreement, and once opened are considered a part of the franchised business. The Company is generally entitled to a satellite location opening fee of $3,500 which is paid to the Company upon approval of the satellite location and is non-refundable.

    Each cafe franchisee is generally required to pay the Company on a weekly/monthly basis a 4%-6% royalty on cafe or satellite location gross receipts (not including sales tax) and to pay on a weekly basis 2% of the cafe's gross receipts (not including sales tax) to the Company's national advertising fund after the Company has 25 cafes in operation, whether Company-owned or franchised. Each cafe franchisee is also required to spend 2% of its gross receipts (not including sales tax) on local cafe marketing.

    FRANCHISEE SUPPORT SERVICES

    SITE SELECTION. The Company assists the franchisee with site selection for cafes. Through the Company's network of commercial real estate site selectors, the Company often finds a site that meets its demographic criteria before the franchisee. In any case, each site must be mutually approved by the franchisee and the Company before a lease is signed.

    CONSTRUCTION AND EQUIPMENT. The Company as of April, 1996, discontinued operation of the turn-key construction and equipment option to franchisees. The Company will offer a selected national equipment supplier and assist in the
construction solutions.   The Company believes that the change to an outside
third party will allow the franchisee to build the cafe at the best price and value.

    FIELD SUPPORT. The Company maintains a staff of well-trained and experienced franchise field representatives who help to train franchisees and assist them in opening new cafes and who monitor the operations of existing locations. These services are provided as part of the Company's franchise program.

    MARKETING AND ADVERTISING SUPPORT. The Company provides franchisees with a full range of marketing materials and consumer literature. The Company regularly prepares and provides to franchisees feature promotions relating to a specific coffee, beverage, food or retail item. These items, in conjunction with the Company's Local Cafe Marketing Manual, provide the core of the marketing and advertising support system. The franchise field representative and the Company's marketing department work with the franchisee to implement and monitor the effectiveness of the various promotions.

    COMPETITION
                                      12

    The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets specialty retailers and a growing number of specialty coffee stores. The Company's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts, and stores. Both the Company's whole bean coffees and coffee beverages compete indirectly against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of quality and convenience, and to a lesser extent, on price.

    Management believes that supermarkets pose the greatest competitive challenge in the whole bean coffee market, in part because supermarkets offer customers the convenience of not having to make a separate trip to the Company's stores. A number of nationwide coffee manufacturers, such as Kraft, General Foods, Procter & Gamble and Nestle are distributing premium coffee products in supermarkets and those products may serve as substitutes for the Company's coffees. Regional specialty coffee companies, such as Green Mountain Coffee, Inc., Hillside Coffee and Sarks, also sell whole bean coffees in supermarkets.

    In addition, the Company competes for whole bean coffee sales with other franchise operators and locally owned specialty coffee stores. There are a number of competing specialty coffee retailers with significantly more locations than the Company, such as Starbucks Corporation, which has a total of 800+ retail stores and licensed airport stores located in the United States and Canada, Gloria Jean's Coffee Bean Corp., a franchisor of approximately 230+ specialty coffee stores located primarily in shopping malls throughout the United States, Barnie's Coffee and Tea Co., a franchisor with approximately 90 locations in the United States, and The Coffee Beanery Ltd., a franchisor of specialty coffee stores which operates approximately 165 locations in the United States.

    The Company's primary competitors for beverage sales are restaurants, shops, and street carts. Although competition in the beverage market is currently fragmented, a major competitor with substantially greater financial, marketing, and operating resources than the Company could enter this market at any time and compete directly against the Company.

    The Company competes with fast food chains, major restaurant chains and other food service related franchisors for franchisees of its cafes, carts and kiosks. Many franchisors have greater market recognition and greater financial, marketing and human resources than the Company.

    The Company also expects that competition for suitable sites for new stores to support the Company's planned growth will be significant. The Company competes against both other specialty retailers and restaurants for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels.

    Competition for the Paradise Bakery comes from a variety of concepts. The direct competition for Paradise Bakery varies depending on the location of the stores in shopping malls. Some competition comes from similar concepts, such as, Au Bon Pain, which is a bakery/cafe concept, or sandwich/salad concepts, such as Wall Street Deli, located within the area or located close to a Paradise Bakery. Other types of competitors are strictly bakery product driven, such as, Cinnabon and Mrs. Fields. What sets Paradise apart from most competitors is menu mix, positioning, and pricing.

    GOVERNMENT REGULATION

    The Company is subject to Federal Trade Commission ("FTC") regulation and state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed in the FTC Rule.

    State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisees and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination provides an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had, and are not expected to have, a material effect on the Company's franchise operations. The Company is not aware of any pending franchise legislation which, in its view, is likely to significantly affect the operations of the Company. The Company believes that its operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

    Each Company-owned and franchised cafe and kiosk is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire building and other agencies in the state and municipality in which the cafe or kiosk is located. Additionally, the food service industry in general is subject to extensive federal, state and local government regulations relating to the development and operation of food service outlets, including laws and regulations relating to building and seating requirements, the preparation and sale of food, cleanliness, safety in the work place and accommodations for the disabled. The Company-owned and franchised cafes which are currently operating are subject to various federal, state and local laws and regulations, including, without limitation, the Fair Labor Standards Act, the Americans With Disabilities Act, the Department of Agriculture, the Food & Drug Administration, and various state agencies. Difficulties in obtaining or failure to obtain the required licenses or approvals could adversely affect currently operating cafes and could delay or prevent the development of a new cafe or kiosk in a particular area or location.

    The Company is also subject to federal and state environmental regulations, but, to date, these regulations have not had and are not expected to have in the future, any material effect on the Company's operations. More stringent or varied requirements of local governmental authorities with respect to zoning, land use and environmental matters could delay or prevent the development of a new cafe or kiosk in a particular area or location.

    The Company is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wage requirements, overtime and working conditions, citizenship requirements and prohibitions against discrimination. Significant numbers of the Company's food service and preparation personnel are paid at rates governed by the federal minimum wage laws. Accordingly, further increases in the minimum wage will increase the Company's labor costs.

    TRADEMARKS

    The Company has registered the Java Centrale name and the Paradise Bakery name and their logos with the United States Department of Commerce Patent and Trademark Office. The Company currently uses a variety of other trademarks which it expects to file applications for registration beginning in December of 1996. These trademarks are "Centrale Royale", "The Daily Brews", "For the Luv-a-Java", "Java Jive", "Oh-La-La!", "Nice 'n Iced", "Splendid Blended" , "Cookie Munchers Paradise", "Paradise Bakery", "Paradise Bakery Unique Quality", "Cookie Muncher's Paradise A Unique Bakery", "Paradise Bakery & Cafe", and "Chip Munchers".

    EMPLOYEES

    As of March 31, 1996, the Company had 22 full time salaried employees and 10 hourly employees at its headquarters location in Sacramento, California. As of such date, the Company also employed an additional 64 salaried employees and 400 hourly employees in its operations. None of the Company's employees is represented by a labor union and the Company considers relations with its employees to be generally good.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company leases 7768 square feet of office space in Sacramento, California, which it utilizes for its corporate headquarters. The Company has a lease for the facility, which expires in August of 2001.

    The Company leases 2,537 square feet of office space in Cost Mesa, California, which it utilizes for its Paradise corporate headquarters. The lease expires in February of 1999.

    The Company leases 12,011 square feet for six Java Centrale cafes operating in California, Nevada, Illinois, Texas and Massachusetts, and expires from 2002 to 2005.

    The Company assumed leases for 29,999 square feet as part of the Paradise Bakery Company operation in California and Texas. These leases expire from 1997 to 2002.

    As part of its acquisition of assets from Oh-La-La!, Inc. in March of 1995, the Company assumed 14 leases previously held by Oh-La-La!, Inc.. The leases assumed, all of which are for cafe locations in the San Francisco Bay Area, expire at various times between June of 1995 and March of 2004, with additional extensions for a majority of these leases. All of these leases include provisions which will require the Company to pay the lessors a percentage of the Company's gross profits and certain of the operating expenses related to the properties, in addition to a set minimum monthly lease amount. These 14 leased properties cover an aggregate of 16,807 square feet, of which 10,946 square feet represents office and production space. The minimum aggregate rental for all properties is $1,253,490.

ITEM 3.  LEGAL PROCEEDINGS

    In January 1996, a franchisee of the Company in Dallas, Texas, and its owners filed a petition seeking damages and alleging fraud in knowingly misrepresenting facts concerning the franchise. They also allege violation of the Texas Business Opportunity Act by making misleading or deceptive acts or promises, and breach of fiduciary duty in connection with the franchisee's entry into a lease agreement for the premises. The petition also claimed the Company committed discriminatory pricing by paying a lower price and/or receiving rebates for Brand Name Products not available to the franchisee, thereby resulting in the franchisee receiving a different price for a like kind or quality of goods. The Company has denied the allegations, and has filed a separate action against the franchisee in California. Although the proceedings are still at an early stage and no prediction may be made about the potential outcome of this litigation, the Company and its legal counsel believe that the plaintiff's claim is without substantial merit and it intends to vigorously defend itself against this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


    [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is its only class of equity securities outstanding. The Common Stock is listed for trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap List, under the symbol "JAVC". The following table sets forth, for the calendar quarterly periods indicated, the range of high and low sale prices for the Common Stock as reported by NASDAQ since May 10, 1994, the date on which the Company's shares first became publicly traded. Prior to May 10, 1994, there was no established public trading market for the Company's Common Stock. All per-share prices given in this Annual Report have been retroactively adjusted to give effect to the Company's 25% Common Stock dividend paid July 15, 1994.


                                                             HIGH       LOW
                                                            ------     -----
1994
Second quarter (beginning May 10)......................     $5.00      $2.50
Third quarter..........................................      3.13       1.88
Fourth quarter.........................................      2.88       1.88

1995
First quarter..........................................      2.63       1.63
Second quarter.........................................      3.13       1.00
Third quarter..........................................      8.75       2.50
Fourth quarter.........................................      5.44       2.00

1996
First quarter..........................................      3.25       1.56
Second quarter.........................................      1.63        .75





    At June 28, 1996, there were 124 holders of record of the Company"s Common Stock.

    The Company has never paid a cash dividend on its Common Stock, and does not anticipate paying any dividends in the immediately foreseeable future. As a California corporation, the payment of dividends by the Company is limited by California law and subject to the discretion of its Board of Directors. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend. California law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets the following two generally stated conditions: (a) the corporation"s assets equal at least 1.25 times its liabilities, and (b) the corporation"s current assets equal at least its current liabilities, or if the average of the corporation"s earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation"s interest expense for such fiscal years, then the corporation"s current assets must equal at least 1.25 times its current liabilities.


ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth the selected operating results and balance sheet data of the Company for the periods and as of the dates indicated. The selected financial data was derived from the Company"s financial statements which have been audited by Grant Thornton LLP, independent certified public accountants, and should be read in conjunction with such financial statements and related notes and "Management"s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

    STATEMENT OF OPERATIONS DATA:


                                                         Year ended
                                                          March 31,
                                                --------------------------
                                           1996(3)(4)         1995           1994
                                         -------------   -----------   ------------

Revenues                                  $ 9,554,800    $ 1,775,670    $   894,398
Operating expenses                         13,592,885      3,810,807      2,133,942
                                          -----------     ----------     ----------
Operating loss                             (4,038,085)    (2,035,137)    (1,239,544)
Debt conversion expense                             -       (118,953)             -
Interest Income (expense), net                 71,659        259,907         (1,062)
                                          -----------     ----------     ----------
Net loss                                  $(3,966,426)   $(1,894,183)   $(1,240,606)
                                          -----------     ----------     ----------
                                          -----------     ----------     ----------
Loss per equivalent common share          $      (.61)   $      (.42)   $      (.53)
                                          -----------     ----------     ----------
                                          -----------     ----------     ----------
 (1)(2)
Common stock and equivalent                 6,526,377      4,488,532      2,507,652
common shares outstanding                 -----------     ----------     ----------
 - weighted average                       -----------     ----------     ----------

    BALANCE SHEET DATA:

                                                March 31,
                                            ------------------
                                       1996 (3)(4)           1995
                                      ------------        -----------
Working capital (deficit)             $  (77,400)         $3,787,809
Total assets                          16,732,067           7,563,627
Notes payable                          4,800,215             809,733
Common stock                          15,493,137           9,576,860
Accumulated deficit                   (8,112,230)         (4,145,804)

_______________________
(1) Net loss is adjusted for dividends on the preferred stock of $77,237 ($.03 per common share equivalent) for the period ended March 31, 1994.

(2) For the year ended March 31, 1994, supplemental loss per share, assuming payment of outstanding debt with proceeds from the public offering of 1,500,000 shares of Common Stock, is not presented since it is not materially different.

(3) For the year ended March 31, 1996, the Company completed 12 months of operation from the Oh La La! acquisition dated March 31, 1995. (See footnote D of the Note to Consolidated Financial Statements.)

(4) For the year ended March 31, 1996, the Company's results include three months of operation from the Paradise Bakery acquisitions dated December 31, 1995. (See footnotes E and F of the Notes to Consolidated Financial Statements.)


ITEM 7. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    The Company began operations on March 5, 1992, and operated as a development stage enterprise through the end of its fiscal year ended March 31, 1993. As a development stage enterprise, the Company focused its efforts on financial planning, raising capital, research and development, establishing sources of supply, developing markets, organizing the corporation, acquiring assets, and developing its business plan. During this time, the Company completed the filing of its Uniform Franchise Offering Circulars. The Company also completed its training facility in Folsom, California, which is now being used to provide training to franchisees and their key employees in the operations of franchisee-owned Java Centrale cafes.

    As of March 31, 1996, the Company had operating 40 Company-owned locations and 64 franchisee-owned locations, as compared to 17 Company-owned locations, and 22 franchisee-owned locations as of March 31, 1995, and three Company-owned locations and six franchisee-owned locations as of March 31, 1994.

    The Company entered into agreements with franchisees to open 33 cafes during the year ended March 31, 1996, as compared to entering into agreements with franchisees to open 22 cafes and six carts during the year ended March 31, 1995. The Company entered into agreements to open 55 cafes (including a franchise agreement for 46 cafes with one franchise under an Area Development Agreement) and 18 carts during the year ended March 31, 1994.

    The Company actually opened 15 franchisee-owned cafes, and three Company-owned cafes, as compared to opening 11 franchisee-owned cafes and eight franchisee-owned carts during the year ended March 31, 1995. The Company opened four franchisee-owned cafes, two franchisee-owned carts, and no Company-owned cafes or carts during the year ended March 31, 1994.

    The Company had one franchisee-owned cafe close in the fiscal years 1996 and 1995.

    The Company acquired five cafes from franchisees and operated the cafes as Company-owned after the purchase during the year ended March 31, 1996, as compared to none for the year ended March 31, 1995, and March 31, 1994. As part of these cafe acquisitions the Company also re-acquired the rights to open 58 cafes in California, Nevada, Illinois, and other eastern states.

    On November 14, 1994 the Company entered into a Joint Venture Formation Agreement with Banyan Capital, Limited Partnership for the development of fifty cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. The Joint Venture Formation Agreement and related transactions was completed in July, 1995 and as of March 31, 1996, there were three cafes operating under this agreement.

    On March 30, 1995, with bankruptcy court approval, the Company acquired substantially all the operating assets of Oh-La-La!, Inc. held at the locations being purchased and certain other operating assets. The tangible assets and liabilities acquired consist mainly of tenant improvements, equipment, and loans payable. The purchased locations represent a significant portion of the Company's revenues and operations.

    On December 31, 1995, the Company acquired 100% of the outstanding stock of Paradise Bakery, Inc. At the time of the acquisition, Paradise Bakery had 7 Company-owned and 44 franchisee-owned bakery/cafes operating in nine states. On January 1, 1996, the Company acquired through a merger with Founders Venture, Inc., seven franchisee-owned bakery/cafes operating in Texas. On January 1, 1996, the Company acquired through an asset purchase agreement three franchisee-owned bakery/cafes operating in Northern California. Immediately following these three acquisitions, the Company was operating 17 Company-owned and 34 franchisee-owned bakery/cafes. The Company opened one Company-owned bakery/cafe in the year ended March 31, 1996. These acquisitions of Paradise bakery/cafe locations will represent a significant portion of the Company's revenues and operations.

    RESULTS OF OPERATIONS

    The Company's revenues are currently derived primarily from Company-owned locations, initial franchise fees, resulting from cafe openings, franchise royalties, equipment sales, and product overrides on sales to its franchisees. Franchise fees range from $15,000 to $25,000 per cafe. The Company is entitled to 4%-6% of the gross receipts from each franchised cafe, and 2%-10% of the gross receipts from each franchised cart. Product overrides range from 3% to 10% of the total purchase of coffee from the Company's contract roaster.

    FISCAL 1996 AS COMPARED TO FISCAL 1995

    Total Company revenues for the fiscal year ended March 31, 1996 totaled $9,555,000, as compared to $1,776,000 for the year ended March 31, 1995, an increase of $7,779,000, or 438%. The principal components of this increase were increased revenues amounting to $6,249,000 from Oh La La! purchased locations and the acquisition of the Paradise Bakery operations as of December 31, 1995.

    The Company's revenues from Company-owned retail operations increased by $7,108,000, to $7,585,000 for the fiscal year ended March 31, 1996, from $477,000 for the fiscal year ended March 31, 1995. This increase resulted primarily from $3,424,000 in revenues recognized with the acquisition of the Oh La La! locations and $2,826,000 in revenues recognized with the acquisition of the Paradise Bakery locations, additionally an increase of $858,000, or 180%, in revenues at the Company-owned Java Centrale locations from the addition of five Company-owned cafes during the 1996 fiscal year.

    Revenues from the Company's franchising operations slightly decreased $3,000, or 1% to $395,000 for the fiscal year ended March 31, 1996, from $398,000 for the fiscal year ended March 31, 1995, resulting from a decrease in forfeited franchise fees recognized by the Company during the 1996 fiscal year of $49,000, as compared to $79,000 received during the 1995 fiscal year.

    Revenues from the Company's royalties increased $327,000, or 165%, to $525,000 for the fiscal year ended March 31, 1996, from $198,000 for the fiscal year ended March 31, 1995. This increase resulted primarily from the royalties associated with the acquisition of Paradise Bakery amounting to $196,000 and the opening of 15 new franchisee-owned locations during the 1996 fiscal year.

    Revenues from the Company's equipment sales increased $348,000, or 50%, to $1,050,000 for the fiscal year ended March 31, 1996 from $702,000 for the fiscal year ended March 31, 1995. This increase resulted primarily from an increase of 15 franchisee-owned cafe locations opened during the 1996 fiscal year, as compared to the 11 franchisee-owned cafe locations opened during fiscal 1995. The Company sells the equipment required to substantially all of its franchisee-owned locations.

    Total expenses for the year ended March 31, 1996 were $13,593,000, an increase of $9,782,000, or 257%, over expenses of $3,811,000 for the year ended March 31, 1995. The principal components of the increase in expenses resulted from $7,126,000 in operating expenses associated with the acquisition of the Oh La La! locations and the acquisition of Paradise Bakery. Additionally, the increase resulted from the Company recognizing during the fiscal year end 1996, a one-time non-recurring expense of $453,000 relating to the issuance of shares below market pursuant to a consulting agreement to develop acquisitions, franchising opportunities and consult regarding investment relation matters for the Company. Additionally, there was an increase in the cost of equipment, selling, general and administrative expenses, depreciation and amortization and other operating costs from the addition of Oh La La! and Paradise Bakery.

    The cost of food and beverage, labor, and operating costs for the Company's retail operations increased $6,862,000, for the year ended March 31, 1996, to $7,503,000, as compared to $641,000, for the year ended March 31, 1995. The increase resulted primarily from $5,197,000 in operating costs associated with the acquisition of the Oh La La! locations and the acquisition of the Paradise Bakery locations. Additionally, an increase of $1,288,000 in operating costs associated with the addition of six Company-owned Java Centrale cafes during the 1996 fiscal year as compared to the 1995 fiscal year.

    The Company's cost of equipment increased by $263,000, or 34%, in the year ended March 31, 1996, to $1,038,000, as compared to $775,000 for the year ended March 31, 1995. This increase resulted primarily from the growth in the Company's opening seven additional franchisee-owned locations during the year.

    Selling, general, and administrative expenses increased $1,910,000, or 81%, during the year ended March 31, 1996, to $4,261,000 from $2,351,000 during the 1995 fiscal year, primarily because of higher expenses associated with legal, accounting, consulting, investor relations, and higher expense relating to franchise recruitment, training, and support, and overall administration salaries relating to the acquisition of Oh La La! and Paradise Bakery. Additionally, the increase resulted from the Company recognizing during the fiscal year end 1996, a one-time non-recurring expense of $453,000 relating to the issuance of shares below market pursuant to a consulting agreement to develop acquisitions, franchising opportunities and consult regarding investment relation matters for the Company.

    For the year ended March 31, 1996, the Company had an operating loss of $4,038,000, a net loss of $3,966,000, and a loss per share of $.61, as compared to an operating loss of $2,035,000, a net loss of $1,894,000, and a loss per share of $.42 for the fiscal year ended March 31, 1995. The increased operating loss and net loss primarily resulted from higher expenses associated with the Java Centrale system, increased administrative salaries, legal, accounting, consulting and investor relations, depreciation and amortization, and increased expenses associated with franchisee recruitment, support and training and the recognition of $410,000 in losses associated with cafe and cart closures. Additionally, the increase resulted from the Company recognizing during the fiscal year end 1996, a one-time non-recurring expense of $453,000 relating to the issuance of shares below market pursuant to a consulting agreement to develop acquisitions, franchising opportunities and consult regarding investment relation matters for the Company.

    FISCAL 1995 AS COMPARED TO FISCAL 1994

    Total company revenues for the fiscal year ended March 31, 1995, totaled $1,776,000, as compared to $894,000 for the year ended March 31, 1994, an increase of $882,000, or 99%. The principal components of this increase were increased revenues from franchising activities, equipment sales, and Company retail operations.

    The Company's revenues from Company-owned retail operations increased by $49,000, or 11%, to $477,000 for the fiscal year ended March 31, 1995, from $428,000 for the fiscal year ended March 31, 1994. This increase resulted primarily from an increase in revenues at the Company-owned training location and the addition of three Company-owned coffee carts.


    Revenues from the Company's franchising operations increased $292,000, or 275%, to $398,000 for the fiscal year ended March 31, 1995, from $106,000 for the fiscal year ended March 31, 1994. This increase resulted primarily from the opening of eight new franchisee-owned locations during the 1995 fiscal year, raising the total number of franchisee-owned locations open at March 31, 1995, to 12, as compared to six such locations at March 31, 1994. In addition, the amount of forfeiting franchisee fees received by the Company during the 1995 fiscal year was $79,000, as compared to none received during the 1994 fiscal year.

    Revenues from the Company's royalties increased $118,000, or 148%, to $198,000 for the fiscal year ended March 31, 1995, from $80,000 for the fiscal year ended March 31, 1994. This increase resulted primarily from an increase of 22 franchisee-owned locations operating during the 1995 fiscal year, as compared to the six franchisee-owned locations operating during the 1994 fiscal year.

    Revenues from the Company's equipment sales increased $422,000, or 151%, to $702,000 for the fiscal year ended March 31, 1995, from $280,000 for the fiscal year ended March 31, 1994. This increased resulted primarily from an increase of eight in franchisee-owned locations opened during the 1995 fiscal year, as compared to the four new locations opened during fiscal 1994. The Company sells the equipment required to substantially all of its franchisee-owned locations.

    Total expenses for the year ended March 31, 1995, were $3,811,000, an increase of $1,677,000, or 79%, over expenses of $2,134,000 for the year ended March 31, 1994. The principal components of the increase in expenses were cost of equipment, selling, general and administrative expenses, and other operating costs.

    The cost of food and beverage, labor, and operating costs for the Company's retail operations increased $158,000, or 33%, for the year ended March 31, 1995, to $641,000 as compared to $483,000 for the year ended March 31, 1994. The increase resulted primarily from the costs associated with the Company's three additional coffee carts and increased costs at the Company's training facility in Folsom, California.

    The Company's costs of equipment increased by $445,000, or 135%, in the year ended March 31, 1995, to $775,000, as compared to $330,000 for the year ended March 31, 1994. this increase resulted primarily from the growth in the Company's operating franchisee-owned locations during the year. Additionally, the Company experienced higher than anticipated costs associated with the construction of the four new franchisee-owned locations opened during the year.


    Selling, general, and administrative expenses increased $1,103,000, or 88%, during the year ended March 31, 1995, to $2,351,000 from $1,248,000 during the 1994 fiscal year, primarily because of higher expenses associated with legal, accounting, consulting, and investor relations as a result of being a public company and higher expense relating to franchise recruitment, training, and support and overall administration salaries.

    For the year ended March 31, 1995, the Company had an operating loss of $2,035,000, a net loss of $1,894,000, and a loss per share of $0.42, as compared to an operating loss of $1,240,000, a net loss of $1,241,000, and a loss per share of $0.53 for the fiscal year ended March 31, 1994.

The increased operating loss and net loss primarily resulted from higher expenses associated with being a public company, including increased administrative salaries, legal, accounting, consulting and investor relations, and increased expenses associated with franchisee recruitment, support, and training.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's initial capitalization was obtained through the issuance of 2,500,000 shares of no par common stock for $10,000 on March 5, 1992. In addition, the Company issued 2,950,000 shares of Series A cumulative preferred stock, in exchange for 2,950,000 shares of no par cumulative preferred stock, which were subscribed for on March 5, 1992 for proceeds of $590,000, on March 12, 1993. On March 30, 1993, the Company sold 5,000,000 shares of no par value redeemable Series B cumulative preferred stock for $1,000,000. The proceeds from the issuance of all such stock were used for capital acquisitions and operating costs of the Company during its development stage. On
May 19, 1994, the Company raised $7,288,000 in net proceeds from an initial public offering of 1,500,000 shares of common stock. Of the 4,291,820 shares outstanding after the offering, 855,300 were placed in escrow and are subject to an Escrow Agreement which provides for the release of such shares on or before March 31, 1999, with earlier release based upon the financial performance of the Company. See Item 12 'security Ownership of Certain Beneficial Owners and Management -- Escrow Agreement," below.

    The Company used a portion of the proceeds from the initial public offering to repay long term debt, purchase equipment and furniture, support the operating losses in developing the Company's operating system, and pay $500,000 as part of the purchase price to acquire the operating assets of Oh-La-La!, Inc.

    On July 15, 1994, the Company paid a 25% stock dividend on its Common Stock to shareholders of records on June 30, 1994. Prior to the issuance of the dividend, employees and officers of the Company holding securities, including warrants and options, waived their rights to receive the stock dividend and also waived the impact such stock dividend would have on any options or warrants held by the security holders, including, but not limited to, any anti-dilution provisions relating to such options and warrants.

    In the 1996 fiscal year the Company issued 1,604,692 common shares for $3,540,722 in proceeds in a series of private placements. The Company also issued convertible debt in three separate private transactions totaling $3,500,000. As of March 31, 1996, none of the convertible debt has been converted into the Company's common stock.

    The Company used $5,375,000 of the cash raised through the private transactions to acquire 100% of the common stock in Paradise Bakery, Inc., on December 31, 1995. Additionally, as part of the acquisition of Paradise Bakery, Inc., the Company issued notes to the seller in the amount of $1,350,000. The Company also issued notes in the amount of $46,071 to the sellers and assumed $97,950 in debt obligation associated with the asset purchase of the three Paradise Bakery locations. The Company assumed bank debt in the amount of $1,085,000 and $24,535 in lease obligations associated with the merger of Founders Venture, Inc., into Paradise Bakery, Inc.

    As of March 31, 1996, the Company had received $144,839 in partial funding of a lease commitment amounting to $240,000. The Company has received the remaining portion of this commitment by June 30, 1996.

    As part of the purchase price for the assets of Oh La La! acquired by the Company on March 31, 1995, the Company issued to Oh La La!, Inc. a note payable of $745,874, and assumed liabilities for tenant improvement loans related to the properties acquired of $113,306. In January of 1996, the Company converted a note payable of $745,874 into 234,000 shares of common stock pursuant to the terms of the note associated with the acquisition of Oh La La!.

    As of March 31, 1996, the Company had no line of credit available to it.

    The Company incurred a net loss of $3,966,000 and used net cash of $2,391,000 in operating activities for the year ended March 31, 1996. The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations both for the year ended March 31, 1997, and thereafter.

    During the quarter ended June 30, 1996, the Company reduced administrative salaries, certain employee benefit costs and marketing expenses. The Company has sold two Company-owned cafes and is actively pursuing the sale of assets associated with the Company's cafe operations. In February of 1996, the Company completed the expansion and remodeling of key Oh La La! locations which management believes will increase the operating margins of this division. As of July 11, 1996, the Company has obtained three separate lines of credit amounting to $925,000, of which senior management has committed to $175,000. These lines will secure all the Company's assets. In addition to the operating plan, the Company will benefit from 12 months of Paradise Bakery operating income during the year ended March 31, 1997, as compared to three months in the year ended March 31, 1996.

    Management believes that this plan, which is currently being implemented, is sufficient to meet the Company's liquidity needs for the year ended March 31, 1997, and thereafter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following 27 pages contain the Company's audited balance sheets as of March 31, 1996 and 1995, and the related statements of operations, stockholders" equity (deficit), and cash flows for the years ended March 31, 1996, 1995, and 1994. No supplementary data is required to be filed by the Company by Section 302 of Regulation S-K.

                          FINANCIAL STATEMENTS AND REPORT OF
                       INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                 JAVA CENTRALE, INC.,
                                    AND SUBSIDIARY

                           March 31, 1996, 1995 and 1994

                                   C O N T E N T S

                                                                    PAGE
                                                                    ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   27

CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS                           28

               CONSOLIDATED STATEMENTS OF OPERATIONS                 29

               CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                    EQUITY (DEFICIT)                                 30

               CONSOLIDATED STATEMENTS OF CASH FLOWS                 31

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            33

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
JAVA CENTRALE, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of JAVA CENTRALE, INC. (A CALIFORNIA CORPORATION) AND SUBSIDIARY as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1996 and 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Java Centrale, Inc. and Subsidiary as of March 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.




GRANT THORNTON LLP
- ------------------
Sacramento, California
June 18, 1996
(except for note W, as to which the
   date is July 11, 1996)

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                                      March 31,

                                        ASSETS


                                               1996                1995
                                         ---------------     --------------
CURRENT ASSETS:
 Cash                                    $    1,182,078     $    3,764,278
 Notes receivable - current                     485,751            193,129
 Accounts receivable                            405,574             25,234
 Inventories                                    417,780            176,980
 Notes receivable-officer                       235,201                  -
 Prepaid expenses and other                     595,285            252,026
                                         ---------------     --------------
     Total current assets                     3,321,669          4,411,647

NOTES RECEIVABLE                              1,298,574            406,276
PROPERTY AND EQUIPMENT, NET                    5,737,980          1,341,108
INTANGIBLE ASSETS                              5,526,203          1,234,893
DEFERRED CHARGES AND OTHER                       670,658            126,290
INVESTMENT IN JOINT VENTURE                      176,983             43,413
                                         ---------------     --------------
                                         $    16,732,067     $    7,563,627
                                         ---------------     --------------
                                         ---------------     --------------



                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $     1,807,136      $     458,206
  Accrued liabilities                            726,244            133,328
  Due to related parties                          22,637              9,104
  Current maturities of long-term
     debt                                        746,785             23,200
  Current capital lease obligations               96,267                  -
                                         ---------------     --------------
       Total current liabilities               3,399,069            623,838


DEFERRED REVENUES                              1,003,500            689,000
LONG-TERM DEBT                                 1,171,161            809,733
CONVERTIBLE DEBT                               3,500,000                  -
CAPITAL LEASES                                   129,054                  -
OTHER LIABILITIES                                148,376             10,000

STOCKHOLDERS" EQUITY:
    Series B Redeemable Preferred Stock,
      $.01 per share  per annum
      cumulative, convertible, no par
      25,000,000 shares authorized                   -                  -
    Common stock, no par, 25,000,000 shares
      authorized, issued and outstanding
      shares; 8,533,587 - 1996
      and 5,316,820 - 1995                    15,493,137          9,576,860
    Accumulated deficit                       (8,112,230)        (4,145,804)
                                         ---------------     --------------
                                               7,380,907          5,431,056
                                         ---------------     --------------

                                         $    16,732,067     $    7,563,627
                                         ---------------     --------------
                                         ---------------     --------------



           The accompanying notes are an integral part of these statements.

                             JAVA CENTRALE, INC., AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Year ended March 31,





                                                         1996              1995          1994
                                                   ----------------   ------------   ------------
Revenue:
               Company cafe sales                    $    7,585,190   $    476,859   $    428,438
               Franchise operations                         394,788        398,000        106,000
               Royalties                                    524,635        198,413         79,570
               Sales of equipment and supplies            1,050,187        702,398        280,390
                                                   ----------------   ------------   ------------
                    Total revenue                         9,554,800      1,775,670        894,398

Cost of company sales:
               Food and beverage                          2,597,238        222,857        169,903
               Labor                                      2,714,067        265,075        171,493
               Direct and occupancy                       1,742,044         72,999        116,263
               Cost of equipment and supplies             1,038,497        774,984        329,986
               Depreciation                                 227,631         34,865         22,775
               Other                                        222,000         45,256          2,179
                                                   ----------------   ------------   ------------
                    Total cost of company sales           8,541,477      1,416,036        812,599
                                                   ----------------   ------------   ------------

General and administrative expenses                       4,261,049      2,351,025      1,248,318
Depreciation and amortization                               380,159         43,746         73,026
Loss associated with cart and cafe closures                 410,200             -               -
                                                   ----------------   ------------   ------------
                    Operating loss                       (4,038,085)    (2,035,137)    (1,239,545)
                                                   ----------------   ------------   ------------

Other income (expense):
               Interest expense                            (117,284)        (7,247)       (31,803)
               Interest income                               98,295        216,842          6,444
               Debt conversion expense                            -       (118,953)             -
               Other income                                  90,648         50,312         24,298
                                                   ----------------   ------------   ------------
                    Net loss                        $    (3,966,426)  $ (1,894,183)  $ (1,240,606)
                                                   ----------------   ------------   ------------
                                                   ----------------   ------------   ------------

Net loss per weighted average equivalent
               common share outstanding             $          (.61)  $       (.42)  $       (.53)
                                                   ----------------   ------------   ------------
                                                   ----------------   ------------   ------------
Equivalent common shares outstanding                      6,526,377      4,488,532      2,507,652
                                                   ----------------   ------------   ------------
                                                   ----------------   ------------   ------------




           The accompanying notes are an integral part of these statements.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 Three years ended March 31, 1994, 1995 and 1996



                                             Preferred Stock                 Common Stock           Accumulated
                                         ------------------------      ------------------------
                                          Shares         Amount          Shares         Amount       (Deficit)        Total
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balances, March 31, 1993                 7,950,000    $ 1,590,000      2,500,000    $    10,000    $  (930,029)   $   669,971

Dividends on Series A
  preferred stock                                -              -              -              -        (30,712)       (30,712)

Dividends on Series B
  preferred stock                                -              -              -              -        (50,274)       (50,274)

Conversion of Series A
  preferred stock to
  common stock                          (2,950,000)      (590,000)        91,820        590,000              -              -

Net loss                                         -              -              -              -     (1,240,606)    (1,240,606)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balances, March 31, 1994                 5,000,000      1,000,000      2,591,820        600,000     (2,251,621)      (651,621)

Initial public offering of
  common stock, net
  of expenses                                    -              -      1,500,000      7,288,407              -      7,288,407

Conversion of Series B
  preferred stock to
  common stock                          (5,000,000)    (1,000,000)       200,000      1,000,000              -              -

Debt conversion expense                          -              -              -        118,953              -        118,953

Stock dividend                                   -              -        425,000              -              -              -

Shares issued for
  acquisition                                    -              -        600,000        569,500              -        569,500

Net loss                                         -              -              -              -     (1,894,183)    (1,894,183)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balances, March 31, 1995                         -              -      5,316,820      9,576,860     (4,145,804)     5,431,056

Shares issued for cafe
  purchases                                      -              -        279,721        466,168              -        466,168

Warrants converted to
  common stock                                   -              -        300,000        120,000              -        120,000

Note payable converted to
  common stock                                   -              -        234,000        748,800              -        748,800

Shares issued for acquisitions                   -              -        505,926        467,477              -        467,477

Shares issued for private
  offerings, net of expenses                     -              -      1,604,692      3,540,722              -      3,540,722

Shares issued for joint
  venture investment                             -              -         89,428        120,166              -        120,166

Shares issued for consulting
  expenses                                       -              -        203,000        452,944              -        452,944

Net loss                                         -              -              -              -     (3,966,426)    (3,966,426)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balances, March 31, 1996                         -    $         -      8,533,587    $15,493,137    $(8,112,230)   $ 7,380,907

                                       -----------    -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------    -----------

         The accompanying notes are an integral part of this statement.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year ended
                                                                                                March 31,
                                                                        ------------------------------------------------------
                                                                              1996                1995                1994
                                                                        ------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $  (3,966,426)      $  (1,894,183)      $  (1,240,606)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                             607,790              78,293              56,894
    Debt conversion expense                                                         -             118,953                   -
    Loss associated with cart and cafe closures                               410,200                   -                   -
    Stock issued for consulting expenses                                      452,944                   -                   -
    Changes in operating assets and liabilities:
      Inventories                                                             (20,410)            (61,722)            (18,606)
      Deposits and prepaid expenses                                          (318,478)           (217,457)             25,908
      Accounts payable and accrued liabilities                                512,923             288,704              79,021
      Payable to related parties                                             (221,668)             (8,492)              7,417
      Deferred revenue                                                        314,500              18,000             351,000
      Accounts receivable                                                      21,768            (111,283)           (122,081)
      Notes receivable                                                        200,718            (228,776)           (169,500)
      Deferred charges and other assets                                      (523,570)            143,936                   -
      Other liabilities                                                       138,376                   -                   -
                                                                          -----------         -----------         -----------

          Net cash used in operating activities                            (2,391,333)         (1,874,027)         (1,030,553)

Cash flows from investing activities:
  Purchase of furniture and equipment                                      (1,432,166)           (333,074)            (32,138)
  Increase in intangible assets                                                (2,225)                  -                (402)
  Investment in joint venture                                                 (13,404)                  -                   -
  Cash paid for net assets acquired and other
    acquisition expenses                                                   (5,554,427)           (676,170)                  -
                                                                          -----------         -----------         -----------
          Net cash used in investing activities                            (7,002,222)         (1,009,244)            (32,540)

Cash flows from financing activities:
  Proceeds from issuing convertible debt                                    3,500,000                   -                   -
  Proceeds from issuing common stock, net                                   3,540,722           7,288,407                   -
  Proceeds from (payment) of notes payable                                   (494,206)           (678,000)            478,000
  Dividends paid on preferred stock                                                 -                   -             (80,986)
  Expenditures for initial public offering                                          -                   -            (131,343)
  Proceeds from capital lease obligations                                     144,839                   -                   -
  Proceeds from warrant conversions                                           120,000                   -                   -
                                                                          -----------         -----------         -----------
          Net cash provided by
               financing activities                                         6,811,355           6,610,407             265,671
                                                                          -----------         -----------         -----------
Net (decrease) increase in cash                                            (2,582,200)          3,727,136            (797,422)

Cash and cash equivalents, beginning of period                              3,764,278              37,142             834,564
                                                                          -----------          ----------         -----------
Cash and cash equivalents, end of period                                  $ 1,182,078         $ 3,764,278          $   37,142
                                                                          -----------         -----------         -----------
                                                                          -----------         -----------         -----------

                       JAVA CENTRALE, INC., AND SUBSIDIARY


                                          Year ended
                                           March 31,
                           ----------------------------------------
                              1996           1995           1994
                           ---------       -------         --------
Cash paid for:
     Income taxes          $      -        $     -         $      -
     Interest              $ 55,006        $ 7,247         $ 22,243


NON-CASH TRANSACTIONS:

     During the year ended March 31, 1996, the Company issued 203,000 shares of common stock valued at $452,944 pursuant to a consulting agreement. The Company recognized a one-time nonrecurring expense of $452,944 as a result of issuance of these shares.

     During the year ended March 31, 1996, the Company converted its note payable relating to the acquisition of Oh La La!, Inc., of $745,874 (face value $932,342) plus accrued interest into 234,000 shares of common stock.

     During the year ended March 31, 1996, the Company completed the initial phase of a joint venture agreement for the development of the Florida market and issued 89,428 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Acquisition of Paradise Bakery, Inc., Founders Venture, Inc. and Venture 88, Inc., during the year ended March 31, 1996 and acquisition of Oh La La!, Inc. during the year ended March 31, 1995.


                                                                  Year ended
                                                                   March 31,
                                                     ---------------------------------------
                                                          1996                      1995
                                                     ------------              ------------
        Cash paid                                    $  5,375,000             $    500,000
        Note payable                                    1,350,000                  745,874
        Common stock issued                               467,477                  569,500
        Liabilities assumed                             1,960,251                  113,306
        Costs associated with acquisitions                250,185                  176,170
                                                     ------------             ------------
                                                        9,402,913                2,104,850

        Fair value of assets acquired                  (4,994,719)                (885,067)
        License rights                                          -                 (100,000)
                                                     ------------             ------------
        Goodwill resulting from acquisitions         $  4,408,194             $  1,119,783
                                                     ------------             ------------
                                                     ------------             ------------

        The accompanying notes are an integral part of these statements.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1996, 1995 and 1994


NOTE A - ORGANIZATION AND NATURE OF BUSINESS

     Java Centrale, Inc. (the Company) operates under the brand names of Java Centrale, Oh La La!, a division of the Company, (acquired in March
     1995) and Paradise Bakery, a wholly owned subsidiary of the Company, (acquired in December 1995). Java Centrale and Oh La La! are primarily in the business of selling gourmet coffee products along with breakfast and lunch items. Paradise is primarily in the business of selling freshly baked cookies, muffins, croissants and provides a full lunch menu. Java Centrale and Paradise operate both company and franchisee owned locations. Oh La La! operates both company owned and licensed locations.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows.

     1.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions are eliminated.

     2.   REVENUE FROM FRANCHISE SALES

     REVENUE FROM AREA FRANCHISE SALES - Franchise fee revenue and costs are recognized on a pro rata basis as each unit is opened and all material services or conditions relating to those units have been substantially performed or satisfied by the Company.

     REVENUE FROM INDIVIDUAL FRANCHISE SALES - Franchise fee revenue and costs from individual franchise sales is recognized when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company and the store is opened.

     REVENUE FROM EQUIPMENT SALES - Revenue from equipment sales is recognized when the equipment is delivered to the franchisee.

     3.   INVENTORIES

     Inventories, consisting principally of franchise related supplies and equipment, are stated at the lower of cost (first-in, first-out method) or market.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     4.   PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful life of the asset or the lease term, where applicable, whichever is less.

     The estimated lives used in determining depreciation and amortization are:

          Tenant improvements                6.5  -    10   years
          Machinery and equipment            6    -    10   years
          Furniture and fixtures             3    -    10   years

     5.   INTANGIBLE ASSETS


     Intangible assets consist of goodwill, organizational costs and license name. All intangible assets are amortized on a straight line basis over the following classifications and years:

          Goodwill                                15   years
          Organizational costs                    5    years
          License rights                          10   years

     The Company will evaluate its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

     6.   INCOME TAXES

     The Company utilizes an asset and liability approach in accounting for income taxes. This approach requires the recognition of the deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     7.   CASH AND CASH EQUIVALENTS

     For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

     8.   RECLASSIFICATIONS

     Certain reclassifications were made to the 1995 and 1994 financial statements in order to be in conformity with the 1996 presentation.

     9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 1996 because of the relatively short maturity of these instruments. The carrying value of long-term debt approximated fair value as of March 31, 1996 based upon current market rates for the same or similar debt issues. As of March 31, 1996, notes receivable with a carrying value of $2,019,526 had an estimated fair value of $1,897,000 based upon current market rates for notes with similar terms and credit quality.

     10.  ESTIMATES USED IN FINANCIAL REPORTING

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     11.  STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. That opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     12.  FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the assets. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of, to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year end. The Company has made no assessment of the potential impact of adopting SFAS 121 at this time.

     13.  LOSS PER SHARE

     Loss per common share is based upon the weighted average number of common and common equivalent shares outstanding. The computations of loss per common share have been adjusted for dividend requirements on the preferred stock of $77,237 ($.03 per common share equivalent) and for the 25% stock dividend for the year ended March 31, 1994.

     For all periods presented, the options, warrants and Series B preferred stock are anti-dilutive. Accordingly, only the common shares outstanding are included in the computation of weighted average shares outstanding, and no fully diluted loss per share is presented.


NOTE C - FRANCHISE OPERATIONS

     At March 31, 1996, the Company has commitments from franchisees for 109 franchisee owned cafes and carts which are not yet operational. Under these commitments, the Company has received $717,500 in nonrefundable deposits, and notes receivable of $286,000. No revenues have been recognized in the financial statements related to the cafes and carts not yet operational. The notes receivable do not bear interest, and are due within twenty-four months of the note date.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE C - FRANCHISE OPERATIONS - CONTINUED

     Related to these commitments, the Company has deferred revenues of $1,003,500 at March 31, 1996, which will be recognized when the Company completes its initial commitments to the franchisees and the franchisee owned store is open for business.

     Under the franchise agreement, the Company receives an override on sales of various coffee products to its franchisees. The Company, under a producer agreement, currently purchases all of its coffee products from one vendor. However, management believes that other sources of coffee products are readily available and that no economic dependency on one vendor exists.

     During the year ended March 31, 1996 the Company completed the first phase of an agreement with another entity to eventually develop cafes in the State of Florida. The Company contributed restricted common stock to the joint venture and the joint venture then transferred a minority equity interest to the Company. The Company does not have significant influence over the joint venture, therefore, the interest is recorded under the cost method of accounting.


NOTE D - ACQUISITION OF OH LA LA!, INC.

     On March 30, 1995, with bankruptcy court approval, the Company acquired substantially all the operating assets (excluding cash) of Oh La La!, Inc. (Oh La La!) held at the locations (leases) being purchased and certain other operating assets. In connection with this purchase, the Company issued 600,000 shares of common stock. The tangible assets and liabilities acquired consist mainly of tenant improvements, equipment, and loans payable.

     The purchase price approximated $2,100,000 consisting of $500,000 cash; $745,874 note payable (fair value), $569,500 of restricted common stock; liabilities assumed of $113,306 and $176,000 of acquisition costs.

     This transaction was accounted for as a purchase. The purchase price was allocated to the fair value of Oh La La! assets and liabilities and the excess of $1,119,783 was allocated to goodwill. The goodwill will be amortized on the straight-line method over a period of 15 years. The depreciable assets will be depreciated over a period of 6 to 6.5 years.
     The Company also acquired certain licensing agreements including the rights to use the licensed name of Oh La La! and such rights will be amortized over a 10 year period.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE E - ACQUISITION OF PARADISE BAKERY, INC.

     On December 31, 1995, the Company acquired 100% of the outstanding shares of Paradise Bakery, Inc., (Paradise), pursuant to the terms of a Stock Purchase Agreement dated December 14, 1995 between the Company and Chart House Enterprises, Inc. (Seller). Paradise's operations consist of seven bakery/cafe operations located in California and 44 franchised bakery/cafe operations located in California, Washington, Oregon, Arizona, Colorado, Oklahoma, Texas, Hawaii and Ontario, Canada. The locations will continue to be operated under the name of Paradise Bakery.

     The purchase price approximated $6,725,000 consisting of $5,375,000 in cash and $1,350,000 in a note payable.

     The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of Paradise's assets and liabilities and the excess of $3,691,649 was allocated to goodwill. The goodwill will be amortized on the straight-line method over a period of 15 years. The depreciable assets will be depreciated over the remaining useful life on a straight line basis. The assets and liabilities will be held in Paradise Bakery, Inc., as a wholly-owned subsidiary of the Company.


     NOTE F - ACQUISITION OF FOUNDERS VENTURES, INC.

     On January 17, 1996, the Company merged with Founders Ventures, Inc. (Founders) pursuant to the terms of a merger agreement dated December 15, 1995. The consideration paid by the Company consisted of 431,853 shares of the Company.

     The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of Founder's assets and liabilities and the excess of $626,741 was allocated to goodwill. The goodwill will be amortized on the straight-line method over a period of 15 years. The depreciable assets will be depreciated over the remaining useful life on a straight line basis. The assets and liabilities will be held in Paradise Bakery, Inc., a wholly-owned subsidiary of the Company.


NOTE G - PROFORMA RESULTS OF OPERATIONS DUE TO SIGNIFICANT ACQUISITIONS

     Following is unaudited proforma information which discloses the effect on earnings of the acquisitions described in notes E and F. This information is presented as if the acquisitions had occurred at the beginning of the periods presented.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE G - PROFORMA RESULTS OF OPERATIONS DUE TO SIGNIFICANT ACQUISITIONS -
         CONTINUED

     Because the companies have different year ends, the consolidated proforma information shown below includes operations for the years ended December 31, 1995 and 1994 for both Paradise and Founders and March 31, 1996 and 1995 for the Company.


                                                          Unaudited
                                               -------------------------------
                                                      Year ended March 31,
                                               -------------------------------
                                                     1996              1995
                                               -------------     -------------
          Total revenues                       $  16,693,385     $  11,667,144
          Net loss                             $  (3,676,520)    $  (1,306,986)
          Loss per share                             $  (.53)          $  (.26)
          Weighted average shares outstanding      6,929,731         4,994,458

NOTE H - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, consist of the following:


                                                                    1996                      1995
                                                               ------------             ------------
     Office furniture and equipment                            $    361,873             $    182,271
     Tenant improvements                                          3,196,634                  688,285
     Cafe equipment                                               2,798,701                  429,159
     Cart equipment                                                       -                  191,746
                                                               ------------             ------------
                                                                  6,357,208                1,491,461

     Less accumulated depreciation and amortization                (619,228)                (150,353)
                                                               ------------             ------------
                                                               $  5,737,980             $  1,341,108
                                                               ------------             ------------
                                                               ------------             ------------

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE I - NOTES RECEIVABLE

     Notes receivable at March 31, consist of the following:


                                                           1996                1995
                                                     ------------        ------------
          Equipment billings receivable              $    317,880        $    329,405
          Advertising fees receivable                      60,000                   -
          Franchise fees receivable                       286,000             270,000
          Notes from franchisees                          920,445                   -
          Note from joint venture                         200,000                   -
                                                     ------------        ------------
                                                        1,784,325             599,405
          Less current portion                            485,751             193,129
                                                     ------------        ------------
                                                     $  1,298,574        $    406,276
                                                     ------------        ------------
                                                     ------------        ------------


NOTE J - INTANGIBLE ASSETS

     Intangible assets at March 31, 1996 consist of the following:


                                                                           Accumulated
                                                           Cost            Amortization                   Net
                                                     -----------------------------------------------------------
     Goodwill                                        $  5,575,006          $  143,338               $  5,431,668
     Organizational cost                                   35,658              31,123                      4,535
     License rights                                       100,000              10,000                     90,000
                                                     ------------          ----------               ------------
     Total                                           $  5,710,664          $  184,461               $  5,526,203
                                                     ------------          ----------               ------------
                                                     ------------          ----------               ------------

     Intangible assets at March 31, 1995 consist of the following:


                                                                           Accumulated
                                                           Cost            Amortization                   Net
                                                     -----------------------------------------------------------

     Goodwill                                        $  1,119,783                $  -               $  1,119,783
     Organizational cost                                   32,733              17,623                     15,110
     License rights                                       100,000                   -                    100,000
                                                     ------------          ----------               ------------
     Total                                          $   1,252,516          $   17,623               $  1,234,893
                                                     ------------          ----------               ------------
                                                     ------------          ----------               ------------

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994

NOTE K - ACCRUED LIABILITIES

     Accrued liabilities at March 31, consist of the following:


                                       1996                 1995
                                  -----------          ----------
     Accrued payroll              $   243,948          $   35,192
     Accrued payroll taxes            142,973              16,450
     Other                            339,323              81,686
                                  -----------          ----------
                                  $   726,244          $  133,328
                                  -----------          ----------
                                  -----------          ----------

NOTE L - RELATED PARTIES

     The Company paid to Baycor Ventures, Inc. (Baycor), a principal shareholder, management fees of $6,000 per month for the period from April 1, 1993 through January 31, 1994. On January 15, 1994, one of the principal shareholders of Baycor became Chairman of the Board of the Company. As part of this individual's employment agreement, the monthly management fees to Baycor were discontinued effective January 31, 1994.
     The employment agreement provides for annual compensation of $75,000 during the year ended March 31, 1995. Effective January 1, 1996 through March 31, 1996, annual compensation increased to $138,000.

     The Company reimburses Baycor for travel and entertainment expenses incurred by officers of Baycor on behalf of the Company. Baycor is a wholly owned subsidiary of Baycor Capital Inc., of Alberta, Canada which owns several other Canadian corporations.

     At March 31, 1996, the Company had notes outstanding of $185,000 and $50,200 to the Chairman of the Board and a vice president of the Company, respectively.

     The following presents the related party activities described above:


                                             1996                1995               1994
                                       -----------          ----------          ----------
     Compensation to chairman          $    94,328          $   75,000           $       -
     Management fees                             -                   -              60,000
     Expense reimbursement                  58,944                   -                   -
     Dividends                                   -                   -              24,674
     Bonus                                  35,000                   -                   -
     Interest (income) expense              (4,401)              7,247              31,803
                                       -----------          ----------          ----------
                                       $   183,871          $   82,247          $  116,477
                                       -----------          ----------          ----------
                                       -----------          ----------          ----------

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE M - LONG-TERM DEBT


     Long-term debt at March 31, consists of the following:


                                                                               1996            1995
     Note payable to Chart House Enterprises, Inc.
          The note bears interest at ten percent per annum
          and is payable interest only for the first twelve
          months beginning February 1, 1996, and thereafter
          principal payments shall be payable in eight equal
          quarterly payments in amounts sufficient to fully
          amortize the entire principal balance over a period
          of eight quarters.  The note is collateralized by
          franchisee note receivables.                                    $   965,000        $          -

     Note payable to Chart House Enterprises, Inc., due
          April 30, 1997.  The note bears interest at ten
          percent per annum and is payable quarterly in
          arrears.  The note is collateralized by certain
          Company owned stores.                                               385,000                   -

     Loan payable to Sanwa Bank, due March 31, 1996.
          The loan bears interest at 9.3125% and is
          collateralized by certain Company owned stores.                     350,000                   -

     Tenant improvement loans with terms calling for
          monthly principal and interest payments over a
          period ranging from one to ten years with interest
          rates ranging from 7.5 to 11 percent.                               217,946              87,059

     Note payable to Oh La La! in connection with the acquisi-
          tion of Oh La La!  The note (face value $932,342)
          plus accrued interest at 6% per annum is due March
          30, 1997.  The amount due plus accrued interest may
          be paid with Company common stock, as determined
          based on the weighted average trading price for 20 con-
          secutive trading days or cash at the Company's option.
          The note provides for, at the Company's option, conver-
          sion into common stock of the Company if the common
          stock of the Company has a closing price in excess of
          $4.00 per share for 20 consecutive days at any time
          during the period ending March 30, 1997.                                  -             745,874
                                                                          -----------         -----------
                                                                            1,917,946             832,933

          Less current maturity                                               746,785              23,200
                                                                          -----------         -----------
                                                                          $ 1,171,161         $   809,733
                                                                          -----------         -----------
                                                                          -----------         -----------

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE M - LONG-TERM DEBT - CONTINUED

     Maturities of long-term debt as of March 31, 1996 are as follows:

            Year ending March 31,
                      1997        $   746,785
                      1998            828,595
                      1999            322,623
                      2000             15,173
                      2001              4,770
                                  -----------
                                  $ 1,917,946
                                 ------------
                                 ------------


NOTE N - PREFERRED STOCK

     On March 5, 1992, the Company authorized 5,000,000 shares of no par cumulative preferred stock. During the period ended March 31, 1993, the Company issued 2,950,000 shares for $590,000. On March 12, 1993, the articles of incorporation were amended and restated to authorize 25,000,000 shares of no par cumulative preferred stock, 10,000,000 shares of Series A and 15,000,000 shares of Series B. The original 2,950,000 shares subscribed for March 5, 1992 were exchanged on March 12, 1993 for 2,950,000 shares of the new Series A no par cumulative preferred stock.

     On March 30, 1993, 5,000,000 shares of Series B no par cumulative convertible preferred stock were issued for $1,000,000.

     On March 3, 1994, the Company's Board of Directors approved the conversion of 2,950,000 Series A preferred shares into 91,820 shares of common stock, the cancellation of all authorized and unissued Series A preferred shares, the amendment of the conversion rate on the Series B preferred stock from
     0.03425 to .04, and authorized the Company to issue up to 25,000,000 shares of no par value cumulative Preferred Stock. The Company's Board of Directors, without further approval of the holders of Common Shares, may issue from time to time the authorized and unissued shares of Preferred Stock in one or more series, and may determine as to each series the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges and restrictions applicable to each such series of Preferred Stock.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE N - PREFERRED STOCK - CONTINUED

     On May 19, 1994, immediately preceding the closing of the initial public offering of 1,500,000 shares of Common Stock, 5,000,000 shares of the Company's Series B Preferred Stock (all issued and outstanding shares) were converted into 200,000 shares of the Company's Common Stock, pursuant to the instructions of the holders of the Preferred Stock. Since the conversion rate was amended, this resulted in a debt conversion expense of $118,953.

     RIGHTS OF THE HOLDERS

     The holders of Preferred Stock shall be entitled to receive dividends and any other distribution when and as declared by the Board of Directors of the Company out of the assets of the Company that are legally available therefore, at the rate of $0.01 per share per annum and no more, prior to the payment of any distributions to holders of the Common Shares.
     Dividends on the Preferred Stock shall be payable semi-annually on September 30 and March 31 of each year. In the event of any liquidation, dissolution, or winding up of the Company, either voluntarily or involuntarily, the holders of Preferred Stock shall receive an amount equal to $.20 per share and all accrued and unpaid dividends, before any amount shall be paid to the holders of the Common Shares.


     The holders of Preferred Stock shall be entitled to vote only upon failure of the Company to pay dividends if the Company is legally entitled to make such payment. The Preferred Stock shall be convertible and may also be redeemed at any time after March 31, 1995, at the request of the holder or the Company, at an amount equal to 110% of the contributed capital per share of Preferred Stock plus all accrued and unpaid dividends. In addition, on or before March 31, 1995, the Company may redeem the Preferred Stock at an amount equal to 115% of contributed capital per share plus all accrued and unpaid dividends in the event of a change of control of the Company or a public offering of the Common Shares. There was no Preferred Stock issued or outstanding at March 31, 1995 and 1996.


NOTE O - CONVERTIBLE DEBT

     The Company issued through private placements, convertible notes in the amount of $3,500,000. The first note in the amount of $2,000,000 is due on December 15, 1997 with interest payable quarterly beginning on March 15, 1996 at the rate of 8% per year. The note is convertible into common stock of the Company after February 28, 1996 under certain terms and conditions. As of June 18, 1996, $1,010,000 had been converted into 1,192,844 common shares.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE O - CONVERTIBLE DEBT - CONTINUED

     The second series of notes in the amount of $1,500,000 are due on January 29, 1998 with interest payable quarterly beginning on March 15, 1996 at the rate of 8% per year. These are convertible into common stock of the Company after April 12, 1996 under certain terms and conditions.

     The investors have the option to convert any part of the outstanding and unpaid principal amount of the notes at any time, or from time to time, at the conversion price stipulated in the note agreement.


NOTE P - STOCKHOLDERS' EQUITY

     1.   COMMON STOCK

     On March 5, 1992, the Company authorized 100,000,000 shares of no par common stock. On March 3, 1994, the Board of Directors declared a 2.5 for 1 stock split of its issued common stock and approved the reduction of the authorized common stock from 100,000,000 shares to 25,000,000 shares. All share and per share data have been retroactively restated to reflect this stock split.

     2.   INITIAL PUBLIC OFFERING

     On May 19, 1994 the Company completed an initial public offering of 1,500,000 shares of newly issued Common Stock for proceeds of $7,288,407, net of expenses.

     3.   STOCK DIVIDEND

     On June 8, 1994, the Company declared a 25% stock dividend on its Common Stock, without par value, to be payable on July 15, 1994 to shareholders of record on June 30, 1994. On or prior to June 10, 1994, employees and officers holding securities, including warrants and options, waived their rights to receive the stock dividend and also waived the impact such stock dividend would have on any options or warrants held by the security holders, including, but not limited to, any anti-dilution provisions relating to such options and warrants.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE P - STOCKHOLDERS' EQUITY - CONTINUED

     On December 11, 1995, the Company declared a dividend in the form of a Stock Purchase Warrant exercisable from January 17, 1996 to March 15, 1996. The dividend provided one full warrant for each ten shares of the Company's common stock outstanding as of December 31, 1995. Each warrant entitles the holder to purchase from the Company one share of the Company's common stock at a purchase price of $3.00 per share. The warrants, which are transferable, could be exercised to purchase a total of 702,500 shares of common stock.

     4.   ISSUANCE OF ADDITIONAL COMMON SHARES

     During the year ended March 31, 1996, the Company completed certain private placements of common shares resulting in the issuance of 1,604,692 common shares for net proceeds of $3,540,722.

     During the year ended March 31, 1996, the Company issued 203,000 common shares valued at $452,944 pursuant to a consulting agreement to develop strategic acquisitions, identify Java Centrale franchise opportunities and consult regarding investor relations matters for the Company.

     5.   JOINT VENTURE FORMATION AGREEMENT

     On November 14, 1994 the Company entered into an agreement with Banyan Capital, Limited Partnership, Java Southeast Partners, L.P., and Java Southeast, Inc. to develop the Florida market. Pursuant to the terms of the agreement, the Company issued 89,428 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

     6.   ACQUISITIONS OF JAVA CENTRALE FRANCHISES

     During the year ended March 31, 1996, the Company completed the acquisitions of five Java Centrale franchised cafes. The Company acquired all of the operating assets (excluding cash) held at the various locations. In connection with these purchases, the Company issued 279,721 shares of restricted common stock valued at $466,168, assumed $133,968 in long-term debt and canceled franchisee receivables of $106,303. The tangible assets acquired consists of tenant improvements and equipment.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE P - STOCKHOLDERS' EQUITY - CONTINUED

     7.   CONVERSION OF NOTE PAYABLE

     In March 1996 the Company issued 234,000 common shares by exercising its right to convert a note payable of $745,874 (face value $932,342) related to the acquisition of substantially all the assets of Oh La La!, Inc., into common shares at a price of $4.00 per share.

     8.   CONVERSION OF WARRANTS

     In November 1995, warrants were exercised for 300,000 shares of common stock for proceeds of $120,000. The warrants were initially granted to Baycor in connection with amounts loaned to the Company.


NOTE Q - STOCK OPTIONS AND WARRANTS

     1.   INCENTIVE STOCK OPTION PLAN

     Effective November 1993, the Company adopted a stock option plan, wherein options to purchase 500,000 shares of common stock may be granted to officers, key employees and non-employee directors of the Company. The exercise price of these options may not be less than 100% of the fair market value of the common stock of the Company at the time of the grant.

     Options granted under the plan become exercisable in whole or in part from time to time as determined by the Board of Directors or the stock option plan committee. In no event shall any option become exercisable earlier than the date six months following the date on which the option is granted.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE Q - STOCK OPTIONS AND WARRANTS - CONTINUED

     The Company granted options to purchase shares of its common stock as follows:


                                                                              Number            Option
                                                                              Shares             price
                                                                           ----------        -------------
               Shares under option at March 31, 1994                          198,750        $       3.00
               Granted                                                        100,000        $2.12 - 3.00
               Exercised                                                            -                   -
                                                                           ----------        ------------
               Shares under option at March 31, 1995                          298,750        $2.12 - 3.00

               Granted                                                      1,100,000        $1.75 - 2.00
               Exercised                                                            -                   -
               Terminated                                                    (298,750)       $2.12 - 3.00
                                                                           ----------        ------------
               Outstanding at March 31, 1996                                1,100,000        $1.75 - 2.00

               Exercisable at March 31, 1996                                   87,000        $1.75 - 2.00

     2.   WARRANTS

     In July 1993, the Company granted warrants to purchase 225,000 shares of common stock at $1.60 per share to management consultants. The warrants expire at the end of five years.

     In May 1994, the Company granted warrants to purchase 150,000 shares of common stock at $9.90 per share to the underwriter group involved with the initial public offering.

     In August 1994, the Company granted warrants to purchase 50,000 shares of common stock at $3.50 per share to investor relations specialists. The warrants expire August 1996.

     In March 1995, in connection with the acquisition of Oh La La!, the Company issued warrants to purchase 150,000 shares of common stock at $3.50 and 50,000 shares of common stock at $4.00 per share. The warrants expire March 30, 1997.

     In July 1995, the Company granted warrants to purchase 682,000 shares of common stock at $2.58 per share for consulting services. The warrants expire in July 1997.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE Q - STOCK OPTIONS AND WARRANTS - CONTINUED

     In August 1995, the Company granted warrants to purchase 150,000 shares of common stock at $1.50 per share for consulting services. The warrants expire in August 2002.

     In January 1996, the Company granted warrants to purchase 100,000 shares of common stock at $2.75 per share for consulting services. The warrants expire in January 2001.


NOTE R - LEASE COMMITMENTS, RENT EXPENSE, AND DEPOSIT

     The Company has entered into a thirty-six month lease of office space for its corporate headquarters commencing on January 1, 1994, and ending December 31, 1996. Monthly lease payments of $3,860 commenced on January 1, 1994 in accordance with the lease terms. In October 1994, additional space was leased which increased monthly lease payments to $5,994. The security deposits in the amounts of $3,860 and $2,134 will apply to the last month's rent of the lease term.

     On June 29, 1992, the Company entered into a lease for their corporate cafe/training facility for a term of ten years. Rent commenced January 26, 1993 and will end February 1, 2003.

     In connection with the acquisitions of Oh La La! and Paradise, the Company acquired operating leases to operate its stores and office facilities. The leases expire from 1995 through 2005.

     Future minimum rents are as follows for each of the years ending March 31,:


                                                             Capital          Operating
                                                              Lease              Lease
                                                            ----------        ------------
          1997                                              $  117,606        $  1,253,490
          1998                                                  42,240           1,236,168
          1999                                                  42,240           1,090,232
          2000                                                  42,240             984,876
          2001                                                  38,720             720,676
          Thereafter                                             6,514             906,806
                                                            ----------        ------------

          Future minimum lease payments                        289,560        $  6,192,248
                                                                              ------------
                                                                              ------------
          Amounts representing interest                         64,239
                                                            ----------
          Present value of minimum lease payments           $  225,321
                                                            ----------
                                                            ----------

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE R - LEASE COMMITMENTS, RENT EXPENSE, AND DEPOSIT - CONTINUED

     All amounts due under capital lease obligations are for cafe equipment with a net book value of approximately $226,075.

     In addition to minimum rents, the Company is required to pay its share of taxes, insurance, common area maintenance, and percentage rents of 1% to 2% of sales.

     Rent expense included in these financial statements for facilities leased by the Company is $1,214,064, $114,090, and $79,911 for the applicable years ended March 31, 1996, 1995 and 1994, respectively.


NOTE S - INCOME TAXES

     As of March 31, 1996, the Company has accumulated net operating losses of approximately $7,000,000. These losses can be carried forward and applied against future income of the Company for federal and state income tax purposes. The net operating losses will begin to expire in 2008. Under U.S. tax rules, the Company, as a result of the Paradise acquisition is subject to certain limitations as to the use of net operating losses in any one year. A valuation allowance totally offsets the balance of the deferred tax asset related to these net operating losses.

                                                       1996             1995
                                                   -----------     ------------
                 Deferred tax assets:
                   Net operating losses            $ 2,800,000     $  1,500,000
                    Temporary differences:
                         Franchise fees collected      287,000          168,000
                         Depreciation and other         20,000            8,000
                    Valuation allowance             (3,107,000)      (1,676,000)
                                                   -----------     ------------
                                                   $           -  $          -
                                                   -----------     ------------
                                                   -----------     ------------

NOTE T - LOSS ON DISPOSAL OF CART PROGRAM

     During the year ended March 31, 1996, the Company closed one company cafe in Texas and sold 5 company carts to a single franchisee in California resulting in a loss of $410,200.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1996, 1995 and 1994


NOTE U - COMMITMENTS

     The Company has employment agreements with five key employees, with annual salary requirements totaling $460,000. Annual increases are tied to economic indicators, and include potential bonuses at the discretion of the Board of Directors. The Company also maintains key man life insurance policies on the chief executive officer and the senior vice-president-operations. The Company is listed as the sole beneficiary of these policies, with total face value of $1,600,000.

     The Company is involved in litigation in the normal course of business. Management believes that such litigation is without merit and the disposition of such litigation would not have a material effect on the Company.


NOTE V - THE COMPANY'S OPERATING PLAN

     The Company incurred a net loss of $3,966,426 and used cash of $2,391,333 in operating activities for the year ended March 31, 1996. The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations both for the year ended March 31, 1997 and thereafter.

     During the quarter ended June 30, 1996, the Company reduced administrative salaries, certain employee benefit costs and marketing expenses. The Company has sold two Company owned cafes and is actively pursuing the sale of assets associated with the Company's cafe operations. In February of 1996, the Company completed the expansion and remodeling of key Oh La La! locations which management believes will increase the operating margins of this division. In addition to the operating plan, the Company will benefit from 12 months of Paradise Bakery operating income during the year ended March 31, 1997 as compared to 3 months in the year ended March 31, 1996.

     Management believes that this plan, which is currently being implemented, is sufficient to meet the Company's liquidity needs for the year ended March 31, 1997, and thereafter.

NOTE W - SUBSEQUENT EVENT

     As of July 11, 1996, the Company has obtained three separate lines of credit amounting to $925,000, one of which is from senior management in the amount of $175,000. All of the Company's assets will be collateralized under the terms of these lines.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

         NAME                   AGE     POSITION WITH COMPANY
         ----                   ---     ----------------------

   Richard D. Shannon. . . .    50     Director, Chairman of the Board

   Gary C. Nelson. . . . . .    53     Director, President and Chief Executive
                                       Officer

   Bradley B. Landin . . . .    45     Director, Senior Vice President
                                       Operations

   Thomas A. Craig . . . . .    63     Vice President -- Marketing and Real
                                       Estate

   Steven J. Orlando . . . .    45     Vice President, Chief Financial
                                       Officer and Secretary

   Kevin R. Baker. . . . . .    47     Director


     Richard D. Shannon has been a Director of the Company since its incorporation in March 1992 and became Chairman in January 1994. Mr. Shannon also served as Secretary of the Company from its inception until January 1994. Mr. Shannon currently devotes approximately 80% of his time to his duties with the Company. In February 1990, Mr. Shannon, together with Kevin R. Baker, also a Director of the Company, founded Baycor Capital Inc. ("Baycor Capital"), a private merchant bank based in Calgary, Canada. Baycor Capital owns 100% of the issued and outstanding shares of Baycor Ventures, the largest single shareholder of the Company. Mr. Shannon is also the President of Baycor Ventures. Mr. Shannon is a director of a number of privately held companies in Canada. During the period 1978 through 1989, Mr. Shannon practiced law at Burnet, Duckworth & Palmer, a Calgary-based law firm which operated joint venture offices in Ottawa, New York, Hong Kong, London and Geneva. Mr. Shannon graduated from the University of Alberta, Canada where he obtained a BA in Economics and an LLB from the Faculty of law.

     Gary C. Nelson, a founding shareholder of the Company, has been a Director, President and Chief Executive Officer of the Company since its incorporation in March 1992. During the period from November 1991 until the Company's incorporation in March 1992, Mr. Nelson devoted his time to the planning development and initial funding of the Company's incorporation and commencement of operations. From September 1990 through October 1991 Mr. Nelson was both Senior Vice President and President International Division and a founding shareholder of CNY International, a company which was formed to acquire and operate the retail businesses of American Confectionery Corporation. From March 1990 until August 1990, Mr. Nelson was Vice President of American Confectionery Corporation, a company which both owned and franchised over two hundred candy and yogurt outlets. From February 1983 until February 1990, Mr. Nelson was a founding shareholder and served as President and Chief Executive Officer of publicly traded J. Higby's, Inc. and its privately held predecessor, Gamma Industries, whose business was franchising
     J. HIGBY'S YOGURT AND TREAT SHOPPES in the United States and internationally in Canada and five countries in southeast Asia. Mr. Nelson holds a BA in Business Administration from the California State University, Sacramento.

     Bradley B. Landin, a founding shareholder has been a Director and Vice President Operations of the Company since its incorporation in March 1992. From September 1990 until February 1992, Mr. Landin was Vice President International Division of CNY International, a company which was formed to acquire and operate the retail businesses of American Confectionery Corporation. From March 1990 through August 1990, Mr. Landin was Vice President International Development of American Confectionery Corporation, which both owned and franchised over two hundred candy and yogurt outlets. From September 1986 until February 1990, Mr. Landin held various positions with publicly traded J. Higby's Inc., the franchisor of J. HIGBY'S YOGURT AND TREAT SHOPPES where he was responsible for franchised and company-owned operations, product development, store planning and turn-key construction and equipment programs. Mr. Landin did undergraduate work in business at both Loyola University in Chicago and the University of Wisconsin, Green Bay Campus.

     Thomas A Craig, a founding shareholder, has been Vice-President--Marketing and Real Estate of the Company since its incorporation in March 1992. Mr. Craig has 29 years of experience in advertising, design, marketing and real estate. From November 1987 until the incorporation of the Company in March 1992, he was associated with Century 21, a real estate brokerage firm in Carmichael, California specializing in the sale and leasing of new and existing commercial properties. From May 1962 through July 1987 Mr. Craig served as president of two advertising and marketing firms located in Sacramento, California. Mr. Craig is a graduate of the Hollywood Center of Art and Design in Hollywood, California.

     Steven J. Orlando has been the Company's Chief Financial Officer since July of 1994. Since 1988, Mr. Orlando has acted as a business consultant to various companies in the Sacramento and Los Angeles, California areas and served as the President of RJN Enterprises, a private investment company. From 1977 to 1988, Mr. Orlando was the Chief Financial Officer for Sierra Spring Water Company, a publicly traded bottled water company based in Sacramento, California, with operations in several regions around the country. Mr. Orlando received a B.S degree in accounting from California State University, Sacramento, in 1974, and has been a Certified Public Accountant since 1977. In addition to his responsibilities with the Company, Mr. Orlando also serves as a director of and consultant to various companies, including RJN Enterprises, a private investment company based in Sacramento, California, and Pacific Crest Capital, a Thrift and Loan Company based in Los Angeles, California.

     Kevin R. Baker has been a Director of the company since its incorporation in March 1992. Since February 1990, Mr. Baker has been the President of Baycor Capital, a private merchant bank based in Canada, which is the parent corporation of Baycor Ventures, the majority shareholder of the Company. Baycor Capital holds interests in a diversified portfolio of companies and assets in Canada and the United States. During the period 1971 to January 1990, Mr. Baker practiced law at MacKimmie Matthews and Burnet, Duckworth & Palmer, two law firms in Calgary, Canada. Mr. Baker is a director of a private number of companies in Canada. Mr. Baker is also a principal in a number of ventures in the oil and gas, real estate, oil field service and hospitality industries. Mr. Baker also owns an 850 seat restaurant in Calgary that has been in operation for more than 20 years. Mr. Baker graduated from the University of Alberta, Canada where he obtained a BA in Economics and an LLB from the Faculty of Law.

     Two of the Company's directors and officers, Gary C. Nelson and Bradley B. Landin, were former vice presidents of American Confectionery Corporation and/or of a subsidiary thereof (collectively, "ACC"). Their duties involved only the retail, franchising and marketing operations of ACC.
     They had no responsibility for ACC's candy manufacturing business, which it carried on through Pacific Candy Company, another subsidiary. In September 1990, they participated in a successful management buy-out of ACC's retail and franchising operations, which included Morrow's Fine Candies, House of Almond's, the House of Almond's Catalog, and J. HIGBY'S YOGURT AND TREAT SHOPPES. They both resigned from ACC to help run the new enterprise. ACC thereafter remained in business only as a candy manufacturer, through Pacific Candy Company, and under substantially different management. Approximately six months after Mr. Nelson and Mr. Landin resigned, ACC and its subsidiaries all filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (Case Nos. SB-91-13970, 13971 and 13972, U.S. Bankruptcy Court, Central District of California, filed April 12,
     1991). The candy-manufacturing business encountered liquidity problems in 1991, leading ACC to seek protection from creditors. Mr. Nelson and Mr. Landin had no part in that decision or in the problems of the candy business which led to it. On June 16, 1992, ACC's plan of reorganization was confirmed and approved by the bankruptcy court. As of that date, ACC emerged from its Chapter 11 bankruptcy proceedings and has now resumed operations as a national wholesale candy manufacturer.

     Directors of the Company are elected at each annual meeting of the shareholders of the Company and hold office until the next annual meeting; provided, however, that if any annual meeting is not held or the directors are not elected at any annual meeting, they may be elected at any special shareholders' meeting held for that purpose. Each director, including a director elected to fill a vacancy or elected at a special shareholders' meeting, holds office until the expiration of the term for which elected and until a successor has been elected and qualified. Officers of the Company are appointed by its Board of Directors, and serve at the pleasure of the Board.

     The Company is not aware of any family relationship, among its Directors and/or executive officers.

     ITEM 11.  EXECUTIVE COMPENSATION

     EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company to, as well as any other compensation paid to or earned by, the Company's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer during each of the fiscal years ended March 31, 1994, 1995 and 1996. The Company's President and Chief Executive Officer, Mr. Gary C. Nelson, was the only officer of the Company whose total annual salary and bonus exceeded $100,000 during the 1994 and 1995 fiscal years. The Company's President and Chief Executive Officer, Mr. Gary C. Nelson, the Company's Chief Financial Officer, Mr. Steven J. Orlando, and the Company's Chairman of the Board, Mr. Richard Shannon, were the officers of the Company whose total annual salary and bonus exceeded $100,000 during the 1996 fiscal year.




                                                     SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                               -----------------------------------  --------------------------
                                                                                              AWARDS
                                                                                    ---------------------------
                                                                                                  SECURITIES
      NAME OF INDIVIDUAL                                                  OTHER     RESTRICTED    UNDERLYING       ALL
        AND PRINCIPAL               FISCAL                               ANNUAL        STOCK       OPTIONS/       OTHER
            POSITION                YEAR         SALARY       BONUS   COMPENSATION    AWARDS        SARS(#)    COMPENSATION
      ------------------------      -------    --------     -------   ------------  ----------    ----------   ------------
 Gary C. Nelson                     1996       $158,065     $35,000      $ -0-        None        167,000        $ -0-
      President (Chief              1995       $147,538         -0-        -0-        None          -0-            -0-
      Executive Officer)            1994       $111,250         -0-        -0-        None         87,500          -0-
 Steven J. Orlando                  1996       $ 97,050     $35,000      $ -0-        None        175,000        $ -0-
      Chief Financial
      Officer
 Richard Shannon                    1996       $ 94,328     $35,000      $ -0-        None        174,250        $ -0-
      Chairman of the
      Board


COMPENSATION PURSUANT TO PLANS

          STOCK OPTION PLAN. Effective November 1993, the Board of Directors of the Company (the "Board") adopted the Java Centrale, Inc. Stock Option Plan (the "Stock Option Plan"). Under the terms of the Stock Option Plan, options to purchase up to 500,000 Common Shares may be granted to officers, key employees and non-employee directors of the Company. In September 1995, the Company proposed to shareholders an amendment to increase the option plan to 1,250,000 common shares. The amendment was approved and the Company has amended the plan to a total of 1,250,000 common shares. Under the Stock Option Plan, the Board, or a committee appointed by the Board, is authorized to grant options which are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") to employees (including employee-directors) of the Company, and to grant options not intended to qualify as incentive stock options ("non-qualifying stock options") to employees and non-employee directors of the Company, and to determine the participants, the number of options to be granted and other terms and provisions of each option.


          The exercise price of any incentive stock option granted under the Stock Option Plan may not be less than 100 percent of the fair market value of the Common Shares of the Company at the time of the grant. In the case of incentive stock options granted to holders of more than ten percent of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the Common Shares, nor shall the option by its terms be exercisable more than 5 years after the date the option is granted.

          Under the terms of the Stock Option Plan, the aggregate fair market value (determined at the time of grant) of shares issuable upon exercise of incentive stock options exercisable for the first time during any one calendar year may not exceed $100,000. Options granted under the Stock Option Plan become exercisable in whole or in part from time to time as determined by the Board of the committee; provided, however, that in no event may any option become exercisable earlier than the date six months following the date on which the option is granted. Options granted under the Stock Option Plan may have a maximum term of ten years from the date of grant. The option price must be paid in full on the date of exercise, and is payable in cash or in Common Shares of the Company having a fair market value on the date the option is exercised equal to the option price.

          As of March 31, 1995, the Company had granted options to purchase 298,750 Common Shares, at prices ranging from $2.12 to $3.00 per share, to employees of the Company in accordance with the Stock Option Plan.

          As of March 31, 1996, the Company had granted options to purchase 1,100,000 common shares, at prices ranging from $1.75 to $2.00 per share, to employees of the Company in accordance with the Stock Option Plan.

     EMPLOYMENT AGREEMENTS

          The Company entered into a three-year employment agreement in February 1994 with Richard D. Shannon. The Company amended this agreement effective January 1, 1996, increasing the base salary to $137,388 per year and extending the term two years to January 31, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $96,172. Under certain conditions based on the Company's performance the base salary will be reinstated. Pursuant to the employment agreement, Mr. Shannon will act as Chairman of the company, will serve on the Board of Directors and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $75,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the United States Department of Labor (the "Department of Labor"), (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors, under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. The employment agreement between the Company and Mr. Shannon does not require him to spend more than 80% of his time on Company business.

          The Company entered into a three year employment agreement in February 1994 with Gary C. Nelson. The Company amended this agreement effective January 1, 1996, extending the term two years to January 31, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $116,207. Under certain conditions based on the Company's performance the base salary will be reinstated. Pursuant to the employment agreement, Mr. Nelson will act as President and Chief Executive Officer of the Company, will serve on the Board of Directors and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $145,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common shares of the Company as may be granted pursuant to the terms of the Stock Option Plan.

          The Company entered into a three-year employment agreement in February 1994 with Bradley B. Landin. The Company amended this agreement in May of 1996 reducing the base salary to $73,274. Under certain conditions based on the Company's performance the base salary will be reinstated. Pursuant to the employment agreement, Mr. Landin will act as Senior Vice President Operations of the Company, will serve on the Board of Directors and will be entitled to receive among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan.

          The Company entered into a three-year employment agreement in February 1994 with Thomas A. Craig. The Company amended this agreement in May of 1996 reducing the base salary to $73,274. Under certain conditions based on the Company's performance the base salary will be reinstated. Pursuant to the employment agreement, Mr. Craig will act as Vice President -- Marketing and Real Estate of the Company, and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan.

          The Company entered into a three-year employment agreement in July of 1994 with Steven J. Orlando. The Company amended this agreement effective January 1, 1996, increasing the base salary to $117,000 per year and extending the term two years to July 15, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $81,900. Under certain conditions based on the Company's performance the base salary will be reinstated. Pursuant to the employment agreement, Mr. Orlando will act as Vice President -- Chief Financial Officer of the Company, and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan.

     COMPENSATION OF DIRECTORS

          Directors of the Company do not currently receive any compensation for serving as Directors.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

          The Company does not maintain a Compensation Committee, as such.
     All decisions
     relating to the compensation of its executive officers are made by the Company's Board of Directors, which includes as Directors Richard D. Shannon, the Company's Chairman of the Board, Gary C. Nelson, its President and Chief Executive Officer, and Bradley B. Landin, its Senior Vice President -- Operations, all of whom are Company Employees. Mr. Shannon, along with Kevin R. Baker, the fourth member of the Company's Board also serves as a Director and executive officer of Baycor Capital, a private merchant bank based in Calgary, Canada, which is the parent corporation of Baycor Ventures, the majority shareholder of the Company. See Item 13, "Certain Relationships and Related Transactions", below.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

          The following table sets forth, as of June 28, 1996, the number and percentage of shares of the Company's outstanding common stock beneficially owned, directly or indirectly, by (a) any person (or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) who or which is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, based on information filed by such persons with the Securities and Exchange Commission, (b) each of the Company's Directors and the executive officers identified in Item 11, above, and the Company's Directors and executive officers as a group. The shares listed as "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which such principal shareholder, director, or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of June 28, 1996. Unless otherwise indicated, the persons listed have sole voting and investment powers of the shares beneficially owned. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.



        NAME AND ADDRESS OF             AMOUNT AND NATURE
         BENEFICIAL OWNER                  OF BENEFICIAL      PERCENT OF CLASS
                                             OWNERSHIP
         -----------------                 ---------------    -----------------

     Baycor Ventures, Inc.(1)                1,811,266                 17.7%
     1550, 3800 Howard Hughes Avenue
     Las Vegas, NV 89109

     Kevin R. Baker(2)                       1,811,266                 17.7
     2000, 335-8th Avenue, S.W.
     Calgary, Alberta
     Canada T2P 1C9

     Thomas A Craig(3)                         220,027                  2.2
     1610 Arden Way, Suite 299
     Sacramento, CA 95819

     Bradley B Landin(4)                       154,000                  1.5
     1610 Arden Way, Suite 299
     Sacramento, CA 95819

     Gary C. Nelson(5)                         838,427                  8.2
     1610 Arden Way, Suite 299
     Sacramento, CA 95819

     Steven J. Orlando                          62,500                  0.6
     1610 Arden Way, Suite 299
     Sacramento, CA 95819

     Richard D. Shannon(6)                   1,828,016                 17.9
     2000, 335-8th Avenue, S.W.
     Calgary, Alberta
     Canada T2P 1C9

     All Directors and Officers              3,102,970                 30.4%
     as a Group (6 persons)                  ---------                 -----
                                             ---------                 -----

     _____________________________
     (1) Does not include 125,000 shares held by Baycor Ventures, Inc. ("Baycor") but subject to options in favor of Messrs. Nelson, Craig and Landin.

     (2) Includes shares owned by Baycor, a corporation of which Mr. Baker is an officer, Director, and 50% stockholder.

     (3) Includes 21,000 shares available to Mr. Craig upon the exercise of stock options issued by Baycor on outstanding Company shares presently owned by Baycor.

     (4) Includes 15,000 shares available to Mr. Landin upon the exercise of stock options issued by Baycor on outstanding Company shares presently owned by Baycor.

     (5) Includes 89,000 shares available to Mr. Nelson upon the exercise of stock options issued by Baycor on outstanding Company shares presently owned by Baycor.

     (6) Includes shares owned by Baycor, a corporation of which Mr. Shannon is an officer, Director, and 50% stockholder.

     (7) Includes an aggregate of 132,150 shares issuable upon the excercise of outstanding stock options on authorized and unissed Company shares.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Baycor Ventures, Inc. ("Baycor"), the Company's largest single shareholder, has entered into a series of transactions with the Company since it was incorporated in March of 1992.

          Any future transactions between the Company and its officers, directors, principal stockholders or other affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's disinterested directors. Any loans to officers, directors, principal stockholders or affiliates of any of them will be made for bona fide business purposes, will be on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the Company's disinterested directors.

          In September 1995, the Company advanced to Baycor a loan in the amount of $185,000. The loan has a two year term at a rate of principal plus 2% in interest and is all due and payable at the end of two years.

          In May 1995, the Company advanced to Bradley Landin, Vice President Operations and Director a loan in the amount of $59,000. The loan has a term of five years at a rate of principal plus 1% in interest with monthly principal and interest payments of $1,200.

          In July 1996, Baycor, Gary Nelson, President and Chief Executive Officer, and Steven J. Orlando, Chief Financial Officer, agreed to loan the company $175,000 from time to time as needed until April 1997, when the line of credit will be due and payable. The lenders will receive a general lien on Java Centrale assets and will be at an interest rate of principal plus 2% per annum.

     ESCROW AGREEMENT

          Pursuant to an Amended and Restated Security Escrow Agreement (the "Escrow Agreement"), by an between each of Baycor, Gary C. Nelson, Thomas A. Craig, Bradley B. Landin, Richard D. Shannon, Richard M.H. Thompson & Associates, Inc. and the Manry Company (such entities and persons being hereinafter collectively referred to as the "Security Holders"), the Company, the Representative and American Stock Transfer & Trust Company, as escrow agent (the "Escrow Agent"), Baycor Ventures, Gary C. Nelson and Bradley B. Landin, directors and officers of the Company and Thomas A. Craig, an officer of the Company, placed an aggregate of 855,300 of their currently outstanding Common Shares in escrow (the "Escrowed Shares") in connection with the Company's public offering of its Common Stock in May of 1994.

          The Escrow Agreement provides that the Escrowed Shares shall be released to the Security Holders and no longer governed by the terms and provisions of the Escrow Agreement as follows:

          (a) If the Company achieves, during the two fiscal years of the Company ending March 31, 1995 and March 31, 1996, respectively, an average annual net earnings per common share on a fully diluted basis, calculated in accordance with GAAP, of at least $.30 per common share, then two-thirds (66 2/3%) of the Escrowed Shares will be released to the Security Holders and will no longer be subject to the Escrow Agreement;

          (b) If (i) two-thirds (66 2/3%) of the Escrowed Shares are released in accordance with the provisions of paragraph (a), above, and (ii) the Company has achieved during the fiscal year of the Company ending March 31, 1997, an annual net earnings per common share on fully diluted basis, calculated in accordance with GAAP, of at least $.60 per common share, then the remaining third (33 1/3%) of the Escrowed Shares will be released to the Security Holders and no longer be subject to the Escrow Agreement;

          (c) Notwithstanding the provisions of paragraphs (a) and (b), above, if the Company has achieved, during the three fiscal years of the Company ending March 31, 1995, March 31, 1996 and March 31, 1997, respectively, an average annual net earnings per common share on a fully diluted basis, calculated in accordance with GAAP, of at least $.40 per common share, then all (100%) of the Escrowed Shares will be released to the Security Holders and no longer be subject to the Escrow Agreement;

          (d) If (i) one-third (33 1/3%) of the Escrowed Shares remain subject to the terms and provisions of the escrow created by the Escrow Agreement as a result of the failure of the Company's annual net earnings per common share to satisfy the requirements set forth in paragraphs (b) or (c), above, and
     (ii) the Company achieves, during the fiscal year of the Company ending March 31, 1998, an annual net earnings per common share on a fully diluted basis, calculated in accordance with GAAP, of at least $.40 per common share, then the remaining third (33 1/3%) of the Escrowed Shares will be released to the Security Holders and no longer governed by the terms and provisions of the Escrow Agreement;

          (e) Notwithstanding any of the other provisions of the Escrow Agreement, if the Company achieves, during the four fiscal years of the Company ending March 31, 1995, March 31, 1996, March 31, 1997 and March 1998, respectively, an average annual net earnings per common share on a fully diluted basis, calculated in accordance with GAAP, of at least $.40 per common share, all (100%) of the Escrowed Shares will be released to the Security Holders and no longer subject to the Escrow Agreement; and

          (f) Any Escrowed Shares which have not been previously released to the Security Holders in accordance with the provisions of the Escrow Agreement will then be released, and no longer subject to the Escrow Agreement.

     If any Security Holder exercises warrants or options to acquire additional Common Shares of the Company (the "Additional Shares"), one-third (33 1/3%) of such Additional Shares must immediately be delivered to the Escrow Agent, and will be held and released pursuant to the Escrow Agreement as if they were original Escrowed Shares.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1.   FINANCIAL STATEMENTS.

               The Company's Balance Sheets as of March 31, 1996 (the end of its most recent fiscal year), and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 1996, 1995 and 1994, are included herewith under
     Item 8, "Financial Statements and Supplementary Data," above.

               2.   FINANCIAL STATEMENT SCHEDULES.

                    None.

          (b)  CURRENT REPORTS ON FORM 8-K.

          The Company filed the following Reports on Form 8-K during the fourth quarter of its fiscal 1996

          On January 17, 1996, reporting its merger of Founder Ventures, Inc., into Paradise Bakery, Inc., including the financial statements and proforma financial information required to be filed in connection with the merger of Founder Ventures, Inc.

          (c)  EXHIBITS.

          The following documents are included or incorporated by reference in this Annual Report.
          Exhibits marked with an asterisk (*) represent management
     contracts or compensatory plans    or arrangements.


   EXHIBIT
   NUMBER                DESCRIPTION
   --------              -----------

     2.1 Stock Purchase Agreement dated December 14, 1995 between Java Centrale, Inc. and Chart House Enterprises, Inc. (filed as Exhibit
            2.3 to the Registrant's Registration Statement on Form 8-K dated December 31, 1995, and by this reference incorporated herein.)

     2.2 Merger Agreement dated December 15, 1995, between Java Centrale, Inc., Paradise Bakery, Inc. and Founders Venture, Inc. (filed as
            Exhibit 2.4 to the Registrant's Registration Statement on Form 8-K dated January 17, 1996, and by this reference incorporated herein.)

     3.1. Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and by this reference incorporated herein).

     3.2 Bylaws, as amended January 10, 1995 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994, and by this reference incorporated herein).

     4.1 Warrants issued by the Company to Richard M.H. Thompson & Associates, Inc. (filed as Exhibit No. 4.1 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     4.2 Warrants issued by the Company to The Manry Company (filed as Exhibit No. 4.2 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     4.3 Warrants issued by the Company to Argent Securities, Inc. (filed as Exhibit No. 4.5 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     4.4*  Amended and Restated Security Escrow Agreement by and between the
            Company and each of Baycor Ventures, Inc., Gary C. Nelson, Thomas A. Craig, Bradley B. Landin, Richard D. Shannon, Richard M.H. Thompson & Associates, Inc., The Manry Company, American Stock Transfer & Trust Company, and Argent Securities, Inc. (filed as Exhibit No. 4.6 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     4.5*  Java Centrale, Inc. 1993 Stock Option Plan (filed as Exhibit No.
            10.33 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     4.6*  Incentive Stock Option Agreement between the Registrant and Stephen
            J. Orlando, dated August 15, 1994, (filed as Exhibit No. 4.6 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

     4.7*  Stock Purchase Warrant Agreement between the Registrant and Oh-La
            -La!, Inc., dated March 30, 1995, (filed as Exhibit No. 4.7 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

     4.8 Series B Stock Purchase Warrant, issued to Oh-La-La!, Inc. pursuant to the Stock Purchase Warrant Agreement between the Registrant and Oh-La-La!, Inc. dated March 30, 1995, (filed as Exhibit No. 4.8 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

     4.9 Series C Stock Purchase Warrant, issued to Oh-La-La!, Inc. pursuant to the Stock Purchase Warrant Agreement between the Registrant and Oh-La-La!, Inc. dated March 30, 1995, (filed as Exhibit No. 4.9 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

     4.10 Consulting Agreement between Java Centrale, Inc. and Franchise Development Corporation, dated as of July 2, 1995 (filed as Exhibit
            4.1 to the Registrant's Registration Statement on Form S-8 dated August 28, 1995, and by this reference incorporated herein.)

     4.11 Consulting Agreement between Java Centrale, Inc. and Alcott Simpson & Co., dated as of July 2, 1995 (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 dated August 28, 1995, and by this reference incorporated herein.)

     4.12 Amendment No. 1 to Consulting Agreement between Registrant and Alcott Simpson & Co, Inc., dated as of July 2, 1995 (filed as Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 dated October 23, 1995, and by this reference incorporated herein.)

     4.13 Stock Purchase Warrant, dated as of July 2, 1995, issued by the Registrant to Alcott Simpson & Co, Inc., (filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 dated October 23, 1995, and by this reference incorporated herein.)

     4.14 Note Purchase Agreement, dated January 22, 1996, between the Registrant and Gross Foundation, Inc. (filed as Exhibit No. 4.1 to the Registrant's Registration Statement on Form S-3 dated February 21, 1996, [Commission File No.333-1526], and by this reference incorporated herein.)

     4.15 Form of Convertible Note, dated January 29, 1996, issued to Gross Foundation, Inc. (filed as Exhibit No. 4.2 to the Registrant's Registration Statement on Form S-3 dated February 21, 1996, [Commission File No.333-1526], and by this reference incorporated herein.)

     4.16 Registration Rights Agreement, dated January 22, 1996, between the Registrant and Gross Foundation, Inc., (filed as Exhibit No. 4.3 to the Registrant's Registration Statement on Form S-3 dated February 21, 1996, [Commission File No.333-1526], and by this reference incorporated herein.)

     4.17 Note Purchase Agreement, dated January 22, 1996, between the Registrant and Santina Holding, Inc. (filed as Exhibit No. 4.4 to the Registrant's Registration Statement on Form S-3 dated February 21, 1996, [Commission File No.333-1526], and by this reference incorporated herein.)

     4.18 Form of Convertible Note, dated January 29, 1996, issued to Santina Holding, Inc., (filed as Exhibit No. 4.5 to the Registrant's Registration Statement on Form S-3 dated February 21, 1996, [Commission File No.333-1526], and by this reference incorporated herein.)

     4.19 Registration Rights Agreement, dated January 22, 1996, between the Registrant and Santina Holding, Inc. (filed as Exhibit No. 4.6 to the Registrant's Registration Statement on Form S-3 dated February 21, 1996, [Commission File No.333-1526], and by this reference incorporated herein.)

     4.20 Stock Purchase Agreements covering the issuance of 876,000 common shares for net proceeds to the Company of $3,561,837 (filed as Exhibit No. 10(3) to the Registrant's Registration Statement on Form 10-Q dated September 30, 1995, and by this reference incorporated herein.)

     4.21* Incentive Stock Option Agreement between the Company and its officers, Steven J. Orlando for 100,000 shares at $2.00, Gary C. Nelson for 140,000 shares at $2.20, Thomas A. Craig for 50,000 shares at $2.00, Bradley B. Landin for 50,000 shares at $2.00, and Richard D. Shannon for 163,000 shares at $2.20, all dated October 27, 1995, are omitted, as they are identical in form to previous agreements filed as Exhibit 4.6 to the Company's Annual Report or Form 10-K dated June 27, 1995, which by this reference are incorporated, (filed as Exhibit No. 10.19 to the Registrant's Registration Statement on Form 10-Q dated December 31, 1995, and by this reference incorporated herein.)

     4.22* Incentive Stock Option Agreement between the Company and its officers, Steven J. Orlando for 75,000 shares at $1.75, Gary C. Nelson for 27,000 shares at $1.93, Thomas A. Craig for 15,000 shares at $1.75, Bradley B. Landin for 20,000 shares at $1.75 and Richard
            D. Shannon for 11,250 shares at $1.93 all dated May 11, 1995, are omitted, as they are identical in form to previous agreements filed as Exhibit No. 4.6 to the Company's Annual Report or Form 10-K dated June 27, 1995, which by this reference are incorporated herein (filed as Exhibit No. 10 to the Registrant's Registration Statement on Form 10-Q dated June 30, 1995, and by this reference incorporated herein.)


     4.23 Note Purchase Agreement, dated December 15, 1995, between the Registrant and

            Legong Investments, N.V., (filed as Exhibit No. 4.1 to the Registrant's Registration Statement on Form S-3 dated January 2, 1996, [Commission File No.333-42], and by this reference incorporated herein.)

     4.24 Form of Convertible Note, dated December 15, 1995, between Registrant and Legong Investments, N.V., (filed as Exhibit No. 4.2 to the Registrant's Registration Statement on Form S-3 dated January 2, 1996, [Commission File No.333-42], and by this reference incorporated herein.)

     4.25 Registration Rights Agreement, dated December 15, 1995, between the Registrant and Legong Investment, N.V., (filed as Exhibit No. 4.3 to the Registrant's Registration Statement on Form S-3 dated January 2, 1996, [Commission File No.333-42], and by this reference incorporated herein.)

     4.26 Stock Purchase Warrant, dated as June 12, 1996, issued by the Registrant to Growth Science Venture, Inc., (filed as Exhibit No.
            4.2 to the Registrant's Registration Statement on Form S-8 dated June 28, 1996, [Commission File No.333-07261], and by this reference incorporated herein.)

     4.27 Stock Purchase Warrant, dated as June 12, 1996, issued by the Registrant to Hayden Group, (filed as Exhibit No. 4.4 to the Registrant's Registration Statement on Form S-8 dated June 28, 1996, [Commission File No.333-07261], and by this reference incorporated herein.)

     4.28 Stock Purchase Warrant, dated as June 12, 1996, issued by the Registrant to Meyers, Pollick, Robbins, Inc., (filed as Exhibit No.
            4.6 to the Registrant's Registration Statement on Form S-8 dated June 28, 1996, [Commission File No.333-07261], and by this reference incorporated herein.)

     10.1* Employment Agreement, dated February 1, 1994, between the Registrant and Richard D. Shannon (filed as Exhibit No. 10.28 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.2* Employment Agreement, dated February 1, 1994, between the Registrant and Gary C. Nelson (filed as Exhibit No. 10.29 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.3* Employment Agreement, dated February 1, 1994, between the Registrant and Bradley B. Landin (filed as Exhibit No. 10.30 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.4* Employment Agreement, dated February 1, 1994, between the Registrant and Thomas A Craig (filed as Exhibit No. 10.31 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.5* Employment Agreement, dated June 30, 1994, between the Registrant and
            Steven J. Orlando (filed as Exhibit No. 10.46 to the Registrant's Quarterly Report on

            Form 10-Q for the quarter ended June 30, 1994, and by this reference incorporated herein).

     10.6* Java Centrale, Inc. Incentive Compensation Plan (filed as Exhibit No.
            10.34 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.7 Joint Venture Formation Agreement, dated November 14, 1994, among the Registrant, Chamberlin Capital Corp, Java Southeast Partners, L.P., and Java Southeast, Inc., and amendments thereto, (filed as Exhibit No. 10.7 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

     10.8 Asset Purchase Agreement, dated as of February 15, 1995, between the Registrant and Oh-La-La!, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 30, 1995, and by this reference incorporated herein).

     10.9 First Amendment to Asset Purchase Agreement, dated March 30, 1995, between the Registrant and PSSS, Inc. (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 30, 1995, and by this reference incorporated herein).

     10.10 Authorized Producer Agreement, dated as of May 1, 1995, between the Registrant and Coffee Bean International, (filed as Exhibit No.
            10.10 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

     10.11 Lease effective September 1, 1995 between the Company and California Birch Associates (filed as Exhibit No. 10(1) to the Registrant's Registration Statement on Form 10-Q dated September 30, 1995, and by this reference incorporated herein.)

     10.12 Lease effective August 15, 1995 between the Company and Palmdale SISOS G.P. (filed as Exhibit No. 10(2) to the Registrant's Registration Statement on Form 10-Q dated September 30, 1995, and by this reference incorporated herein.)

     10.13* Indemnification Agreements, dated October 16, 1995, between the
            Registrant and Richard Shannon, Chairman of the Board; Gary C. Nelson, President; Steven J. Orlando, Chief Financial Officer; Bradley B. Landin, Vice President; Thomas A. Craig, Vice President; Kevin Baker, Director, and Baycor Venture, Inc., the single largest shareholder.

     10.14* Employment Agreement, dated January 1, 1996, between the Registrant and Ty Peabody.

     10.17 Asset Purchase Agreement, dated December 15, 1995, between the Registrant, Paradise Bakery, Inc. and Venture 88, Inc.

     11.    Statement re Computation of Per Share Earnings (Loss)

     21.    Subsidiaries of the Registrant.

     (d)    EXCLUDED FINANCIAL STATEMENTS


               Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July __, 1996          JAVA CENTRALE, INC.



                              By:   /s/
                                  -------------------------------------
                                    Gary C. Nelson
                                    President and Chief Executive Officer


                              And By:   /s/
                                      ---------------------------------------
                                     Steven J. Orlando
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                      Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 /s/                                                              July    , 1996
- ----------------------------------------
Kevin R. Baker, Director


/s/                                                               July    , 1996
- ----------------------------------------
Bradley B. Landin, Director


/s/                                                               July    , 1996
- ----------------------------------------
Gary C. Nelson, President and Director


 /s/                                                              July    , 1996
- ----------------------------------------
Richard D. Shannon,
      Director and Chairman of the Board

                                INDEX TO EXHIBITS


     Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.

     Exhibit
     Number              Description
     -------             -----------

     10.13* Indemnification Agreements, dated October 16, 1995, between the Registrant and Richard Shannon, Chairman of the Board; Gary C. Nelson, President; Steven J. Orlando, Chief Financial Officer; Bradley B. Landin, Vice President; Thomas A. Craig, Vice President; Kevin Baker, Director, and Baycor Venture, Inc., the single largest shareholder.

     10.14* Employment Agreement, dated January 1, 1996, between the Registrant and Ty Peabody.

     10.17 Asset Purchase Agreement, dated January 17, 1996, between the Registrant and Venture 88, Inc.

     11.       Statement Re Computation of Per Share Earnings (Loss)

     21.       Subsidiaries of the Registrant.