Form 10-Q
period 1996-06-30
JAVA CENTRALE INC /CA/
filed 1996-08-14
CIK 920528

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                   -----------------------------------

                                 FORM 10-Q

[ X ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OF  15(d)
          OF  THE   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

[___]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                Commission file no. 0-23936 (CA)

                            JAVA CENTRALE, INC.

          -------------------------------------------------------

          (Exact name of registrant as specified in its charter)

            California                           68-0268780
        ------------------                  --------------------
   (State of other jurisdiction              (I.R.S. Employer
 of incorporation or organization)           Identification No.)

       1610 ARDEN WAY, SUITE 145
         SACRAMENTO, CALIFORNIA                           95815
 ---------------------------------------             ---------------
 (Address of principal executive office)                (Zip Code)


Issuer's telephone number:         (916) 568-2310
                             -----------------------------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No. ___.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF AUGUST 12, 1996, 10,778,003 SHARES OF COMMON STOCK
(NO PAR VALUE) WERE OUTSTANDING.

                   JAVA CENTRALE, INC., AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                           June 30,         March 31,
                                             1996             1996
                                          -----------       ---------
                                          (Unaudited)
CURRENT ASSETS:
 Cash                                     $   400,682      $ 1,182,078
 Notes receivable - current                   951,873          485,751
 Accounts receivable                          619,998          405,574
 Inventories                                  361,687          417,780
 Notes receivable-officer                     232,619          235,201
 Prepaid expenses and other                   650,460          595,285
                                          -----------      -----------
   Total current assets                     3,217,319        3,321,669

NOTES RECEIVABLE                              800,337         1,298,574
PROPERTY AND EQUIPMENT, NET                 5,221,426         5,737,980
INTANGIBLE ASSETS                           5,439,204         5,526,203
DEFERRED CHARGES AND OTHER                    664,470          670,658
INVESTMENT IN JOINT VENTURE                   176,983          176,983
                                          -----------      -----------
                                          $15,519,739      $16,732,067
                                          -----------      -----------
                                          -----------      -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                         $ 1,571,880      $ 1,807,136
 Accrued liabilities                          514,127          726,244
 Due to related parties                        64,129           22,637
 Short term and current maturities
   of long-term debt                        1,642,074          746,785
 Current capital lease obligations             72,379           96,267
                                          -----------      -----------
   Total current liabilities                3,864,589        3,399,069

DEFERRED REVENUES                           1,068,500        1,003,500
LONG-TERM DEBT                                265,565        1,171,161
CONVERTIBLE DEBT                            2,240,000        3,500,000
CAPITAL LEASES                                202,228          129,054
OTHER LIABILITIES                             190,600          148,376

STOCKHOLDERS' EQUITY:
 Series B Redeemable Preferred Stock, $.01
   per share per annum cumulative,
   convertible, no par 25,000,000
   shares authorized                                -                -
 Common stock, no par, 25,000,000 shares
   authorized, issued and outstanding shares;
   10,082,980 at June 30, 1996,
   and 8,533,587 at March 31, 1996         16,564,137       15,493,137
 Accumulated deficit                       (8,875,880)      (8,112,230)
                                          -----------      -----------
                                            7,688,257        7,380,907
                                          -----------      -----------
                                          $15,519,739      $16,732,067
                                          -----------      -----------
                                          -----------      -----------

        The accompanying notes are an integral part of these statements.

                 JAVA CENTRALE, INC., AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Unaudited)
                                                         Three months ended
                                                             June 30,
                                                       1996           1995
                                                    ----------     ----------
Revenue:
  Company cafe sales                                $4,014,604     $1,006,423
  Franchise operations                                  80,000          5,500
  Royalties                                            297,276         56,867
  Sales of equipment and supplies                       97,947         27,092
                                                    ----------     ----------
   Total revenue                                     4,489,827      1,095,882
                                                    ----------     ----------
Cost of company sales:
  Food and beverage                                  1,421,894        326,711
  Labor                                              1,486,062        316,605
  Direct and occupancy                                 862,855        215,432
  Cost of equipment and supplies                       101,445         12,388
  Depreciation                                         159,132          9,486
  Other                                                 48,763         13,568
                                                    ----------     ----------
   Total cost of company sales                       4,080,151        894,190
                                                    ----------     ----------
General and administrative expenses                  1,103,190        844,715
Depreciation and amortization                          159,465         69,465
                                                    ----------     ----------
   Operating loss                                     (852,979)      (712,489)
                                                    ----------     ----------
Other income (expense):
 Interest expense                                      (87,941)       (13,997)
 Interest income                                        22,262         37,889
 Gain on sale of assets                                 66,398           -
 Other income                                           88,610         23,655
                                                    ----------     ----------
    Net loss                                        $ (763,650)    $ (664,942)
                                                    ----------     ----------
                                                    ----------     ----------
Net loss per weighted average equivalent
 common share outstanding                           $     (.08)    $    (0.13)
                                                    ----------     ----------
                                                    ----------     ----------
Equivalent common shares outstanding                 8,994,033      5,317,052
                                                    ----------     ----------
                                                    ----------     ----------

       The accompanying notes are an integral part of these statements.

                 JAVA CENTRALE, INC., AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Unaudited)


                                                       Three months ended
                                                            June 30,
                                                       1996           1995
                                                    ----------     ----------

Increase (decrease) in cash

Net cash flows from operating activities:           $ (573,450)    $ (417,650)
                                                    ----------     ----------

Cash flows from investing activities:
  Purchase of furniture and equipment                 (184,544)       (27,772)
  Increase (decrease) in other assets                   48,412           -
                                                    ----------     ----------
        Net cash used in investing activities         (136,132)       (27,772)
                                                    ----------     ----------

Cash flows from financing activities:
   Proceeds from the sale of assets                    325,100           -
   Payment of notes payable                           (461,369)        (5,800)
   Proceeds from capital lease obligations              64,455           -
                                                    ----------     ----------
        Net cash provided by financing activities      (71,814)        (5,800)
                                                    ----------     ----------
Net (decrease) in cash                                (781,396)      (451,222)
Cash and cash equivalents, beginning of period       1,182,078      3,764,278
                                                    ----------     ----------
Cash  and cash equivalents, end of period           $  400,682     $3,313,056
                                                    ----------     ----------
                                                    ----------     ----------
Cash paid for:
   Income taxes                                     $     -        $     -
   Interest                                         $  114,224     $    2,250



  The accompanying notes are an integral part of these statements.

                 JAVA CENTRALE, INC., AND SUBSIDIARY

                             (Unaudited)

NON-CASH TRANSACTIONS:

     During the quarters ended June 30, 1996, and 1995, the Company increased its deferred revenue through accounts and notes receivable totaling $20,000 and $155,000 respectively.

     During the quarter ended June 30, 1995, the Company completed the initial phase of a joint venture for the development of the Florida market and issued 83,594 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

     During  the  quarter  ended  June  30,  1996,  holders  of   the
     convertible  debt  converted  $1,260,000  of  the   notes   into
     1,549,393 common shares pursuant to the terms of the note.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     Sale of certain assets of Java Centrale, Inc., and Subsidiary for the quarter ended June 30, 1996.

     Cash received                             $ 325,100
     Note receivable                             296,934
     Net book value of assets sold              (555,636)
                                               ---------
     Gain on sale of assets                    $  66,398
                                               ---------
                                               ---------



  The accompanying notes are an integral part of these statements.

                 JAVA CENTRALE, INC., AND SUBSIDIARY

               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The financial statements have been prepared without audit and do not include certain notes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements included with the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of results that can be expected for the full year.

   The June 30, 1996 financial statements included herein are unaudited. They contain, however, all adjustments which, in the opinion of management are necessary to present fairly the financial position of the Company at June 30, 1996 and March 31, 1996; and the results of its operations and its cash flows for the three months ended June 30, 1996 and 1995, respectively.

   Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


NOTE 2 - STOCKHOLDERS' EQUITY

   a.      JOINT VENTURE FORMATION AGREEMENT

   During the quarter ended June 30, 1995 the Company completed the initial phase of the Joint Venture Formation Agreement for the development of the Florida market and issued 83,594 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

   b.   CONVERSION OF CONVERTIBLE DEBT

   During   the  quarter  ended  June  30,  1996,  holders   of   the
   convertible debt converted $1,260,000 of the notes into 1,549,393 common shares pursuant to the terms of the note.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   As of June 30, 1996, the Company had operating 36 Company-owned locations and 65 franchisee-owned locations, as compared to 17 Company-owned locations and 22 franchisee-owned locations as of June 30, 1995.

   The Company entered into agreements with franchisees to open three cafes during the quarter ended June 30, 1996, as compared to entering into agreements with franchisees to open two cafes during the quarter ended June 30, 1995.

   The Company actually opened one franchisee-owned cafes during the quarter ended June 30, 1996, as compared to opening zero franchisee-owned cafes during the quarter ended June 30, 1995. The Company closed one Company-owned cafe, sold three Company-owned cafes to franchisees and sold three Company-owned carts to a licensee during the quarter ended June 30, 1996, as compared to none in 1995.

   On November 14, 1994 the Company entered into a Joint Venture Formation Agreement with Banyan Capital, Limited Partnership for the development of fifty cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. The Joint Venture Formation Agreement and related transactions was completed in July, 1995 and as of June 30, 1996, there were three cafes operating under this agreement.

   On March 30, 1995, with bankruptcy court approval, the Company acquired substantially all the operating assets of Oh-La-La!, Inc. held at the locations being purchased and certain other operating assets. The tangible assets and liabilities acquired consist mainly of tenant improvements, equipment, and loans payable. The purchased locations represented a significant portion of the Company's revenues and operations during the quarter ended June 30, 1995.

   On December 31, 1995, the Company acquired 100% of the outstanding stock of Paradise Bakery, Inc. At the time of the acquisition, Paradise Baker had seven Company-owned and 44 franchisee-owned bakery/cafes operating in nine states. On January 1, 1996, the Company acquired through a merger with Founders Venture, Inc., seven franchisee-owned bakery/cafes operating in Texas. On January 1, 1996, the Company acquired through an asset purchase agreement three franchisee-owned bakery/cafes operating in Northern California. Immediately following these three acquisitions, the Company was operating 17 Company-owned and 34 franchisee-owned bakery/cafes. The Company opened one Company-owned bakery/cafe in the year ended March 31, 1996. These acquisitions of Paradise bakery/cafe locations will represent a significant portion of the Company's revenues and operations.

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

  QUARTER 1996 AS COMPARED TO QUARTER 1995

   Total Company revenues for the quarter ended June 30, 1996 totaled $4,490,000, as compared to $1,096,000 for the quarter ended June 30, 1995, an increase of $3,394,000, or 310%. The principal component was increased revenues amounting to $2,795,000 from the acquisition of the Paradise Bakery operations as of December 31, 1995.

    The Company's revenues from Company-owned retail operations increased by $3,009,000, to $4,015,000 for the quarter ended June 30, 1996, from $1,006,000 for the quarter ended June 30, 1995. This increase resulted primarily from $2,555,000 in revenues recognized from the operations of the Paradise Bakery Company-owned locations. Additionally an increase of $454,000, or 45%, in revenues at the Company-owned Java Centrale and Oh La La! Locations primarily from the addition of five Company-owned cafes during the 1996 fiscal year as compared to 1995.

   Revenues from the Company's franchising operations increased to $80,000 for the quarter ended June 30, 1996, from $6,000 for the quarter ended June 30, 1995, resulting from franchise fees of $40,000 recognized from the sale of two Company-owned Paradise Bakery's to a franchisee and the recognition of $40,000 in fees associated with the opening of one Java Centrale cafe and the sale of one Company-owned cafe to a franchisee.

   Revenues from the Company's royalties increased $240,000, or 421%, to $297,000 for the quarter ended June 30, 1996, from $57,000 for the quarter ended June 30, 1995. This increase resulted primarily from the royalties associated with the acquisition of the Paradise Bakery franchise operations amounting to $191,000 and the opening of 15 new Java Centrale franchisee-owned locations during the 1996 fiscal year as compared to 1995.

   Revenues from the Company's equipment sales increased $71,000, or 263%, to $98,000 for the quarter ended June 30, 1996 from $27,000 for the quarter ended June 30, 1995. This increase resulted primarily from an increase of one franchisee-owned cafe location opened during the quarter ended June 30, 1996, as compared to zero franchisee-owned cafe locations opened during the quarter ended June 30, 1995. The Company sold the equipment required for the cafe to substantially all of its franchisee-owned locations up until May, 1996, at which time the Company discontinued selling equipment directly to the franchisees.

  Total expenses for the quarter ended June 30, 1996 were $5,343,000, an increase of $3,535,000, or 196%, over expenses of $1,808,000 for the quarter ended June 30, 1995. The principal components of the increase in expenses resulted from $2,749,000 in expenses associated with operating the acquired Paradise Bakery locations. Additionally, there was an increase in the cost of equipment, selling, general and administrative expenses, depreciation and amortization and other operating costs from the addition of Paradise Bakery and the addition of five Company-owned cafes during the 1996 fiscal year.

   The cost of food and beverage, labor, and operating costs for the Company's retail operations increased $3,097,000, for the quarter ended June 30, 1996, to $3,979,000 as compared to $882,000 for the quarter ended June 30, 1995. The increase resulted primarily from $2,388,000 in operating costs associated with the acquisition of the Paradise Bakery locations. Additionally, an increase of $652,000 in operating costs associated with the addition of five Company-owned Java Centrale cafes during the 1996 fiscal year.

  The Company's cost of equipment increased by $89,000 in the quarter ended June 30, 1996, to $101,000, as compared to $12,000 for the quarter ended June 30, 1995. This increase resulted primarily from the Company's opening one additional franchisee-owned locations during the quarter.

   Selling, general, and administrative expenses increased $258,000, or 31%, during the quarter ended June 30, 1996, to $1,103,000 from $845,000 during the quarter ended June 30, 1995, primarily because of expenses associated with the administration support to Paradise Bakery.

   For the quarter ended June 30, 1996, the Company had an operating loss of $853,000, a net loss of $764,000, and a loss per share of $.08, as compared to an operating loss of $712,000, a net loss of $665,000, and a loss per share of $.13 for the quarter ended June 30, 1995. The increased operating loss and net loss primarily resulted from higher expenses associated with operating and developing the Java Centrale Company-owned cafes.

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

   In the 1996 fiscal year the Company issued 1,604,692 common shares for $3,540,722 in proceeds in a series of private placements. The Company also issued convertible debt in three separate private transactions totaling $3,500,000. As of June 30, 1996, $1,260,000 of the convertible debt has been converted into 1,549,393 shares of the Company's common stock.

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

   During the quarter ended June 30, 1996, the Company sold three Company-owned operations to franchisees and three Company-owned carts to a licensee for $325,000 in cash and $296,934 in notes receivable.

   As of June 30, 1996, the Company had received $213,000 in funding of leases associated with Company-owned cafes and received a $400,000 loan pursuant to a short term note payable

   As part of the purchase price for the assets of Oh La La! acquired by the Company on March 31, 1995, the Company issued to Oh La La!, Inc. a note payable of $745,874, and assumed liabilities for tenant improvement loans related to the properties acquired of $113,306. In January of 1996, the Company converted a note payable of $745,874 into 234,000 shares of common stock pursuant to the terms of the note associated with the acquisition of Oh La La!.

  As of June 30, 1996, the Company had no line of credit available to it.

   The Company incurred a net loss of $764,000 and used net cash of $573,000 in operating activities for the quarter ended June 30, 1996. The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations both for the year ended March 31, 1997, and thereafter.

   During the quarter ended June 30, 1996, the Company reduced administrative salaries, certain employee benefit costs and marketing expenses. The Company has sold six Company-owned cafes and carts and is actively pursuing the sale of assets associated with the Company's cafe operations. In February of 1996, the Company completed the expansion and remodeling of key Oh La La! locations which management believes will increase the operating margins of this division. As of July 11, 1996, the Company has obtained three separate lines of credit amounting to $925,000, of which senior management has committed to $175,000. As of August 12, 1996, the Company has borrowed $350,000 under one line of credit. These lines secure all the Company's assets. In addition to the operating plan, the Company will benefit from 12 months of Paradise Bakery operating income during the year ended March 31, 1997, as compared to three months in the year ended March 31, 1996.

   Management believes that this plan, which is currently being implemented, is sufficient to meet the Company's liquidity needs for the year ended March 31, 1997, and thereafter.

Part II

ITEM 1.   LEGAL PROCEEDINGS

Item 3 of Part I of the Company's Annual Report or Form 10-K for  the
fiscal  year  ended  March  31,  1996,  is  hereby  incorporated   by
reference.

ITEM 2.   CHANGES IN SECURITIES

NONE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.   OTHER INFORMATION

NONE.

ITEM 6.   EXHIBITS; REPORTS ON FORM 8-K

(a)  EXHIBITS

The Company is filing herewith the Exhibits listed on Schedule I attached hereto.

(b)  REPORTS ON FORM 8-K

NONE.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JAVA CENTRALE, INC.
                                          (Registrant)

Date:  August 13, 1996

                           By:  /s/
                                -------------------------------------
                                          Gary C. Nelson
                                President and Chief Executive Officer



                           By:  /s/
                                -------------------------------------
                                        Steven J. Orlando
                             Vice President and Chief Financial Officer
                                    (Principal Financial and
                                       Accounting Officer)

                          INDEX TO EXHIBITS

Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.


       EXHIBIT
       NUMBER              DESCRIPTION
       --------            -----------
     10.18 Asset Sale Agreement, dated May 20, 1996, between Registrant's subsidiary (Paradise Bakery, Inc.) and Skyline Bakery, Inc.

     10.19* Amendment to Employment Agreement, dated May 15, 1996, between Registrant and Gary C. Nelson.

     10.20* Amendment to Employment Agreement, dated May 15, 1996, between Registrant and Richard Shannon, Steven Orlando, Bradley Landin (salary reduced 20%), and Thomas Craig (salary reduced 20%) are omitted as they are identical in form to Exhibit #10.19 filed herein.

     11 Statements of Computation of Earnings per share included herein as Exhibit 11.