Form 10-K405/A
period 1996-03-31
JAVA CENTRALE INC /CA/
filed 1996-08-29
CIK 920528

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

[ X ]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934
                                    (FEE REQUIRED)


                     For the fiscal year ended March 31, 1996 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                                  (NO FEE REQUIRED)

                      For the transition period from:         to

                           Commission file number:  1-12932


                                 JAVA CENTRALE, INC.
               -------------------------------------------------------
               (Exact number of Registrant as specified in its charter)

                 California                                68-0268780
    ----------------------------------                ------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.


         1610 Arden Way, Suite 145, Sacramento, California    95815
         ------------------------------------------------- ----------
            (Address of principal executive officers)        (Zip Code)

         Registrant's telephone number, including area code:  (916) 568-2310


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

    4.7*    Stock Purchase Warrant Agreement between the Registrant and
              Oh-La-La!, Inc., dated March 30, 1995, (filed as Exhibit No. 4.7 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

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

    10.14* Employment Agreement, dated January 1, 1996, between the Registrant and Ty Peabody.

    10.17 Asset Purchase Agreement, dated December 15, 1995, between the Registrant, Paradise Bakery, Inc. and Venture 88, Inc.

    11.     Statement re Computation of Per Share Earnings (Loss)

    21.     Subsidiaries of the Registrant.


    (d)     EXCLUDED FINANCIAL STATEMENTS

            Not applicable.

    27.     Financial Data Schedule
    -------------------------------

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

    10.14* Employment Agreement, dated January 1, 1996, between the Registrant and Ty Peabody.

    10.17 Asset Purchase Agreement, dated January 17, 1996, between the Registrant and Venture 88, Inc

    11.     Statement Re Computation of Per Share Earnings (Loss)

    21.     Subsidiaries of the Registrant.

    27.     Financial Data Schedule
    -------------------------------

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 29, 1996          JAVA CENTRALE, INC.



                                  By:
                                      /s/ Gary C. Nelson
                                      -------------------------------------
                                      Gary C. Nelson
                                      President and Chief Executive Officer


                                  And By: /s/ Steven J. Orlando
                                          ---------------------------------
                                          Steven J. Orlando
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                                     Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Kevin R. Baker                                              August 29, 1996
- ---------------------------------
Kevin R. Baker, Director



/s/ Gary C. Nelson                                              August 29, 1996
- ---------------------------------
Gary C. Nelson, President and Director


/s/ Richard D. Shannon                                          August 29, 1996
- ---------------------------------
Richard D. Shannon,
 Director and Chairman of the Board