Form 10-Q
period 1996-09-30
JAVA CENTRALE INC /CA/
filed 1996-11-14
CIK 920528

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                      ----------------------------------

                                      FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO Section 13 OF 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[___] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO ________

                           COMMISSION FILE NO. 0-23936 (CA)

                                 JAVA CENTRALE, INC.
         ------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                   68-0268780
    -------------------------------------             -----------------------
         (STATE OF OTHER JURISDICTION                    (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

          1610 ARDEN WAY, SUITE 145
           SACRAMENTO, CALIFORNIA                             95815
    -------------------------------------             -----------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

ISSUER'S TELEPHONE NUMBER:        (916) 568-2310
                         ----------------------------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X.  NO.     .
                                             ----     ----

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF NOVEMBER 8, 1996, 12,902,243 SHARES OF COMMON STOCK (NO PAR VALUE) WERE OUTSTANDING.

                         JAVA CENTRALE, INC., AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                 September 30,    March 31,
                                                     1996           1996
                                                  (Unaudited)
                                                 --------------  -------------
CURRENT ASSETS:
  Cash                                              $1,497,920     $1,182,078
  Notes receivable - current                           898,732        485,751
  Accounts receivable                                  590,630        405,574
  Inventories                                          381,905        417,780
  Notes receivable - officer                           229,983        235,201
  Prepaid expenses and other                           763,316        595,285
                                                  --------------  -------------
     Total current assets                            4,362,486      3,321,669

NOTES RECEIVABLE                                       887,687      1,298,574
PROPERTY AND EQUIPMENT, NET                          4,725,341      5,737,980
INTANGIBLE ASSETS                                    5,352,204      5,526,203
DEFERRED CHARGES AND OTHER                             677,059        670,658
INVESTMENT IN JOINT VENTURE                            176,983        176,983
                                                  --------------  -------------
                                                   $16,181,760    $16,732,067
                                                  --------------  -------------
                                                  --------------  -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $1,880,293     $1,807,136
  Current maturities of long-term debt               1,121,000        711,745
  Short term debt                                      761,253         35,040
  Current capital lease obligations                     57,250         96,267
  Accrued liabilities                                  689,003        726,244
  Due to related parties                                89,451         22,637
                                                  --------------  -------------
     Total current liabilities                       4,598,250      3,399,069

DEFERRED REVENUES                                      833,500      1,003,500
LONG-TERM DEBT                                         339,990      1,171,161
CONVERTIBLE DEBT                                     1,749,546      3,500,000
CAPITAL LEASES                                         137,124        129,054
OTHER LIABILITIES                                      129,740        148,376

STOCKHOLDERS' EQUITY
  Series B Redeemable Preferred Stock, $.01 Per
   share per annum cumulative, convertible, no
   par 25,000,000 shares authorized - none
   outstanding                                               -              -
  Common Stock, no par, 25,000,000 shares
   authorized, issued and outstanding shares;
   12,902,243 at September 30,1996, and 8,533,587
   at March 31, 1996                                18,017,091     15,493,137
Accumulative deficit                                (9,623,481)    (8,112,230)
                                                  --------------  -------------
                                                     8,393,610      7,380,907
                                                  --------------  -------------
                                                   $16,181,760    $16,732,067
                                                  --------------  -------------
                                                  --------------  -------------


           The accompanying notes are an integral part of these statements.

                          JAVA CENTRALE, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                          Three months ended             Six month ended
                                             September 30,                September 30,
                                         1996          1995           1996          1995
                                     ------------   ------------   ------------   ------------
Revenue:
  Company cafe sales                 $3,541,892     $1,192,669     $7,556,496     $2,199,092
  Franchise operations                  123,000         79,500        203,000         85,000
  Royalties                             316,699         73,352        613,975        130,219
  Sales of equipment and supplies         9,895        103,881        107,842        130,973
                                     ------------   ------------   ------------   ------------

  Total revenue                       3,991,486      1,449,402      8,481,313      2,545,284
                                     ------------   ------------   ------------   ------------

Cost of company sales:
  Food and beverage                   1,230,338        386,269      2,652,232        712,980
  Labor                               1,258,534        451,312      2,744,596        767,917
  Direct and occupancy                  701,433        287,046      1,564,288        502,478
  Cost of equipment and supplies            804         91,992        102,249        104,380
  Depreciation                          161,793         26,352        320,925         35,838
  Other                                  41,470         38,925         90,233         52,493
                                     ------------   ------------   ------------   ------------

Total cost of company sales           3,394,372      1,281,896      7,474,523      2,176,086
                                     ------------   ------------   ------------   ------------

General and administrative expenses   1,009,170      1,339,592      2,112,360      2,184,308
Depreciation and amortization           159,465         69,965        318,930        139,430
Loss associated with cafe closures      128,580         96,498        128,580         96,498
                                       ------------   ------------   ------------   ------------

  Operating loss                       (700,101)    (1,338,549)    (1,553,080)    (2,051,038)
                                     ------------   ------------   ------------   ------------

Other income  (expense):
  Interest expense                      (90,262)       (15,752)      (178,203)       (29,749)
  Interest income                        25,292         22,987         47,554         60,876
  Gain (loss)  on sale of assets        (30,414)             -         35,984              -
  Other income                           47,884              -        136,494         23,655
                                     ------------   ------------   ------------   ------------

  Net loss                           $ (747,601)   $(1,331,314)   $(1,511,251)   $(1,996,256)
                                     ------------   ------------   ------------   ------------
                                     ------------   ------------   ------------   ------------

Net loss per weighted average
  equivalent common share
  outstanding                        $    ( .07)    $     (.23)    $     (.15)    $    (0.36)
                                     ------------   ------------   ------------   ------------
                                     ------------   ------------   ------------   ------------

Equivalent common shares outstanding 10,946,633      5,761,582      9,985,470      5,539,698



           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                       Six months ended
                                                         September 30,
                                                      1996           1995
                                                  -------------  -------------
Increase (decrease) in cash

Net cash flows from operating activities:          $(1,158,823)   $(1,406,878)
                                                   -------------  -------------
Cash flows from investing activities:
  Purchase of furniture and equipment                 (199,812)      (410,859)
  Acquisition of cafes                                       -        (45,000)
  Increase (decrease) in other                          20,997        (80,445)
                                                   -------------  -------------
  Net cash used in investing activities               (178,815)      (536,304)
                                                   -------------  -------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock           962,500      3,561,837
  Proceeds from the sale of assets                     351,100              -
  Proceeds from capital lease obligations               64,455              -
  Proceeds from short term borrowing                   750,000              -
  Payment of notes payable and capital leases         (474,575)        (9,628)
                                                   -------------  -------------

Net cash provided by financing activities            1,653,480      3,552,209
                                                   -------------  -------------

Net increase (decrease) in cash                        315,842      1,609,027

Cash and cash equivalents, beginning of period       1,182,078      3,764,278
                                                   -------------  -------------

Cash and cash equivalents, end of period          $  1,497,920   $  5,373,305
                                                   -------------  -------------
                                                   -------------  -------------

Cash paid for:
  Income tax                                        $        -      $       -
  Interest                                          $  205,086      $  15,769


           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                                     (Unaudited)

NON-CASH TRANSACTIONS:

     During the six months ended September 30, 1996, and 1995, the Company increased (decreased) its notes receivable derived from deferred revenue by $290,000 and $196,500 respectively.

     During the six months ended September 30, 1996, the Company terminated 8 franchise agreements and refunded $27,500 and canceled $45,000 in notes associated with franchise fees.

     During the six months ended September 30, 1996, holders of the convertible debt converted $1,750,454 of the notes into 2,580,194 shares of common stock pursuant to the terms of their notes.

     During the six months ended June 30, 1995 the Company completed the initial phase of a joint venture for the development of the Florida market and issued 89,428 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

     During the six months ended September 30, 1995 the Company issued 203,000 common shares valued at $452,944 pursuant to a consulting agreement to develop strategic acquisitions, identify Java Centrale franchise development opportunities and consult regarding investor relations matters for the Company. The Company recognized a one-time non recurring expense of $452,944 as a result of issuance of these shares.

     During the six months ended September 30, 1995 the Company acquired four Java franchise cafes. In connection with these purchases, the Company issued 239,567 shares of restricted common stock valued at $436,169, assumed $133,968 in long term debt and canceled franchisee receivables of $106,303.

     During the six months ended September 30, 1996 and September 30, 1995 the Company expensed $639,855 and $191,923 respectively for deprecation and amortization.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     Sale of certain assets of Java Centrale, Inc., and Subsidiary for the six months ended September 30, 1996.

     Cash received                                $  351,100
     Note receivable                                 603,656
     Liabilities assumed                              69,433
     Net book value of assets sold                  (988,205)
                                                  -----------
     Gain (Loss) on sale of assets                $   35,984
                                                  -----------
                                                  -----------


           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared without audit and do not include certain notes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements included with the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and six months ended September 30, 1996 are not necessarily indicative of results that can be expected for the full year.

     The September 30, 1996 financial statements included herein are unaudited. They contain, however, all adjustments which, in the opinion of management are necessary to present fairly the financial position of the Company at three and six months ended September 30, 1996 and September 30, 1995, and March 31, 1996; and the results of its operations and its cash flows for the six months ended September 30, 1996 and 1995, respectively.

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


NOTE 2 - STOCKHOLDERS' EQUITY

     a.   JOINT VENTURE FORMATION AGREEMENT

     During the six months ended September 30, 1995 the Company completed the initial phase of the joint venture agreement for the development of the Florida market and issued 89,428 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

     b.   ISSUANCE OF ADDITIONAL COMMON SHARES

     During the six months ended September 30, 1995 the Company completed certain private placements of restricted common shares resulting in the issuance 876,000 common shares for net proceeds of $3,561,837.

     c.   CONSULTING AND DEVELOPMENT AGREEMENT

     During the six months ended September 30, 1995 the Company issued 203,000 common shares valued at $452,944 or ($.08) per share pursuant to a consulting agreement to develop strategic acquisitions, identify Java Centrale franchise opportunities and consult regarding investor relation matters for the Company.

NOTE 2 - STOCKHOLDERS' EQUITY - CONTINUED

     d.   ACQUISITIONS OF JAVA CENTRALE FRANCHISES

     During the six ended September 30, 1995 the Company completed the acquisition of four Java Centrale franchised cafes. The Company acquired all of the operating assets (excluding cash) held at the various locations. In connection with these purchases, the company issued 239,567 shares of restricted common stock valued at $436,169, assumed $133,968 in long term debt and canceled franchisee receivables of $106,303. The tangible assets acquired consist of tenant improvements, equipment and loans payable.

     e.   CONVERSION OF NOTES PAYABLE

     On September 28, 1995 the Company exercised its right to convert a note payable of $932,342, related to the acquisition of substantially all the assets of Oh La La, Inc., into common shares at a price of $4.00 per share.

     f.   WARRANTS EXERCISED

     On September 9, 1996 warrants were exercised for 250,000 shares of common stock for proceeds of $62,500. The warrants were initially granted to Growth Science Ventures.

     g.   ISSUANCE OF ADDITIONAL COMMON SHARES

     On September 20, 1996 the Company completed certain private placements of
     restricted common   shares resulting in the issuance 1,538,462 common
     shares for net proceeds of  $900,000.

     h.   CONVERSION OF CONVERTIBLE DEBT

     During the six months ended September 30, 1996, holders of the convertible debt converted $1,750,454 of the notes into 2,580,194 common shares pursuant to the terms of the notes.

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

     As of September 30, 1996, the Company had operating 27 Company-owned locations and 68 franchisee-owned locations, as compared to 23 Company-owned locations and 16 franchisee-owned locations as of September 30, 1995.

     The Company entered into agreements with franchisees to open five cafes during the quarter ended September 30, 1996, as compared to entering into agreements with franchisees to open ten cafes during the quarter ended September 30, 1995. The Company entered into agreements with franchisees to open ten cafes during the six months ended September 30, 1996, as compared to entering into agreements with franchisees to open 12 cafes during the six months ended September 30, 1995. The Company canceled agreements for eight locations during the quarter ended September 30, 1996 as compared to 53 of which 45 were with one franchisee during the quarter ended September 30, 1995. For the six months ended September 30, 1996 the Company canceled agreements for eight locations as compared to 54 during the six months ended September 30, 1995.

     The Company opened two franchisee-owned cafes during the quarter ended September 30, 1996, as compared to opening one franchisee-owned cafe during the quarter ended September 30, 1995. During the quarter ended September 30, 1996 the Company sold two Company-owned cafes to a franchisee, acquired no franchisee-owned cafes and closed one Company-owned cafe as compared to not selling any Company-owned cafes, acquiring four franchisee-owned cafes and closing no Company-owned cafes during the quarter ended September 30, 1995.
The Company closed two Company-owned cafes, sold five Company-owned cafes to franchisees, opened three franchisee-owned cafes and closed one franchisee-owned cafe during the six months ended September 30, 1996, as compared to opening one franchisee-owned cafe during the six months ended
September 30, 1995.   The Company closed two Company-owned cafes,  sold five
Company-owned cafes to franchisees, and sold three Company-owned carts to a licensee during the six months ended September 30, 1996, as compared to acquiring four franchisee-owned cafes during the six months ended September
30, 1995.

     On November 14, 1994 the Company entered into a Joint Venture Formation Agreement with Banyan Capital, Limited Partnership for the development of fifty cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. The Joint Venture Formation Agreement and related transactions was completed in July, 1995 and as of September 30, 1996, there were three cafes operating under this agreement.

     On March 30, 1995, with bankruptcy court approval, the Company acquired substantially all the operating assets of Oh-La-La!, Inc. held at the locations being purchased and certain other operating assets. The tangible assets and liabilities acquired consist mainly of tenant improvements, equipment, and loans payable. The purchased locations represented a significant portion of the Company's revenues and operations during the quarter ended September 30, 1995.

     On December 31, 1995, the Company acquired 100% of the outstanding stock of Paradise Bakery, Inc. At the time of the acquisition, Paradise Bakery had seven Company-owned and 44 franchisee-owned bakery/cafes operating in nine states. On January 1, 1996, the Company acquired through a merger with Founders Venture, Inc., seven franchisee-owned bakery/cafes operating in Texas. On January 1, 1996, the Company acquired through an asset purchase agreement three franchisee-owned bakery/cafes operating in Northern California. Immediately following these three acquisitions, the Company was operating 17 Company-owned and 34 franchisee-owned bakery/cafes. The Company opened one Company-owned bakery/cafe in the year ended March 31, 1996. These acquisitions of Paradise bakery/cafe locations will represent a significant portion of the Company's revenues and operations.

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

     QUARTER 1996 AS COMPARED TO QUARTER 1995

     Total Company revenues for the quarter ended September 30, 1996 totaled $3,991,000, as compared to $1,449,000 for the quarter ended September 30, 1995, an increase of $2,542,000, or 175%. This increase resulted primarily from the revenues amounting to $2,547,000 from the acquisition of the Paradise Bakery operations as of December 31, 1995.

     The Company's revenues from Company-owned retail operations increased by $2,349,000, to $3,542,000 for the quarter ended September 30, 1996, from $1,193,000 for the quarter ended September 30, 1995. This increase resulted primarily from $2,323,000 in revenues recognized from the acquired operations of the Paradise Bakery Company-owned locations.

     Revenues from the Company's franchising operations increased to $123,000 for the quarter ended September 30, 1996, from $79,500 for the quarter ended September 30, 1995. This increase resulted from franchise fees of $15,000 recognized from opening one franchisee-owned Paradise Bakery and the recognition of $108,000 in fees associated with the opening of one Java Centrale franchisee-owned cafe and the sale of two Company-owned cafes to a franchisee and forfeited franchise fees of $53,000, as compared to one Java Centrale franchisee-owned cafe opening and forfeited franchise fees of $14,000 during the quarter ended September 30, 1995.

     Revenues from the Company's royalties increased $244,000, or 334%, to $317,000 for the quarter ended September 30, 1996, from $73,000 for the quarter ended September 30, 1995. This increase resulted primarily from the royalties associated with the acquisition of the Paradise Bakery franchise operations amounting to $209,000 and the opening of 15 new Java Centrale franchisee-owned locations during the 1996 fiscal year as compared to 1995.

     Revenues from the Company's equipment and supplies sales decreased $94,000, or 90%, to $9,900 for the quarter ended September 30, 1996 from $104,000 for the quarter ended September 30, 1995. This decrease resulted from discontinuing the sale of equipment directly to the franchisees in May of 1996.

     Total expenses for the quarter ended September 30, 1996 were $4,692,000, an increase of $1,904,000, or 68%, over expenses of $2,788,000 for the quarter ended September 30, 1995. The principal components of the increase in expenses resulted from $2,575,000 in expenses associated with operating the acquired Paradise Bakery locations. Additionally, there was an increase in depreciation and amortization expenses, other operating costs from the addition of the Paradise Bakery operations, the addition of five Company-owned cafes during the 1996 fiscal year and a decrease in general, administrative and other expenses totaling $671,000.

     The cost of food and beverage, labor, and operating costs for the Company's retail operations increased $2,065,000, for the quarter ended September 30, 1996, to $3,190,000 as compared to $1,125,000 for the quarter ended September 30, 1995. The increase resulted from $2,074,000 in operating costs associated with the acquisition of the Paradise Bakery locations and a decrease in operating costs associated with the sale of two Company-owned Java Centrale cafes.

     The Company's cost of equipment decreased by $91,200 in the quarter ended September 30, 1996, to $800, as compared to $92,000 for the quarter ended September 30, 1995. This decrease results from discontinuing the sale of equipment directly to the franchisees in May of 1996.

     Selling, general, and administrative expenses decreased $331,000, or 25%, during the quarter ended September 30, 1996, to $1,009,000 from $1,340,000 during the quarter ended September 30, 1995. This decrease primarily is a result of lower consulting fees amounting to $427,000, Additionally marketing expenses decreased, investor relations expenses decreased, merger expenses decreased, legal and accounting expenses increased, personnel costs associated with the Java Centrale administration decreased, and the Paradise Bakery general and administrative expenses increased.

     For the quarter ended September 30, 1996, the Company had an operating loss of $700,000, a net loss of $748,000, and a loss per share of $.07, as compared to an operating loss of $1,339,000, a net loss of $1,331,000, and a loss per share of $.23 for the quarter ended September 30, 1995. The decreased operating and net loss is primarily due to lower consulting fees amounting to $427,000, and decreased general and administrative expenses associated with the Java Centrale operations and as a result of those revenues and expenses described above. Additionally the net loss for the quarter ended September 30, 1996 reflects higher interest expenses associated with the acquisition of Paradise Bakery.

     SIX MONTHS ENDED 1996 AS COMPARED TO SIX MONTHS ENDED 1995

     Total Company revenues for the six months ended September 30, 1996 totaled $8,481,000, as compared to $2,545,000 for the six months ended September 30, 1995, an increase of $5,936,000 or 233%. The principal component was increase revenues amounting to $5,334,000 from the acquisition of Paradise Bakery operations as of December 31, additionally revenues increased from the operation of six Company-owned Java Centrale cafes.

     The Company's revenues from Company-owned retail operations increased by $5,358,000, to $7,557,000 for the six months ended September 30, 1996, from $2,199,000 for the six months ended September 30, 1995. This increase resulted primarily from $4,838,000 in revenues recognized from the operations of the Paradise Bakery Company-owned locations and the operation of six Company-owned Java Centrale cafes.

     Revenues from the Company's royalties increased $484,000, or 372%, to $614,000 for the six months ended September 30, 1996, from $130,000 for the six months ended September 30, 1995. This increase resulted primarily from the royalties associated with the acquisition of the Paradise Bakery franchise operations amounting to $400,000 and $$84,000 resulting from the opening of 15 new Java Centrale franchisee-owned locations during the 1996 fiscal year as compared to 1995

     Revenues from the Company's franchising operations increased to $203,000 for the six months ended September 30, 1996, as compared to $85,000 for the six months ended September 30, 1995, resulting from franchise fees of $55,000 recognized from the sale of two Company-owned Paradise Bakeries to a franchisee and one fee associated with the opening of Paradise Bakery franchise cafe and the sale of two Company-owned Java Centrale cafes to a single franchisee and one fee associated with the opening of a Java Centrale franchise cafe and forfeited fees of $55,000 as compared to recognizing the opening of one Java Centrale franchisee-owned cafe and forfeited franchise fees amounting to $60,000 during the six months ended September 30, 1995.

     Revenues from the Company's equipment and supplies sales decreased by $23,000 or 18%, to $108,000 for the six months ended September 30, 1996 as compared to $131,000 for the six months ended September 30, 1995. This decrease resulted primarily from the Company discontinuing the sale of equipment to franchisees in May of 1996.

     Total expenses for the six months ended September 30, 1996 were $10,035,000, an increase of $5,439,000 or 118%, over expenses of $4,595,000 for the six months ended September 30, 1995. The principal components of the increase in expenses resulted from $5,326,000 in expenses associated with operating the acquired Paradise Bakery locations. Additionally, there was an increase in depreciation and amortization and other operating costs from the addition of Paradise Bakery and the addition of five Company-owned cafes during the 1996 fiscal year and a decrease in general and administrative expenses totaling $654,000.

     The cost of food and beverage, labor, and operating costs for the Company's retail operations increased $4,977,000, for the six months ended September 30, 1996, to $6,961,000 as compared to $1,984,000 for the six months ended September 30, 1995. The increase resulted primarily from $4,324,000 in operating costs associated with the acquisition of the Paradise Bakery locations. Additionally, there was an increase of $653,000 in operating costs associated with the addition of five Company-owned Java Centrale cafes during the fiscal year 1996.

     The Company's cost of equipment decreased by $2,000 in the six months ended September 30, 1996, to $102,000, as compared to $104,000 for the six months ended September 30, 1995. This decrease resulted primarily from discontinuing the sale of equipment directly to the franchisees in May of 1996.

     Selling, general, and administrative expenses decreased $72,000, or 3%, during the six months ended September 30, 1996, to $2,112,000 from $2,184,000 during the six months ended September 30, 1995. This results from lower consulting fees of $450,000 and increased general and administrative expenses associated with the acquisition of Paradise Bakery operations of $582,000. Additionally, marketing expenses decreased, investor relations expenses decreased, merger expenses decreased, legal and accounting expenses increased, and other costs associated with the Java Centrale operations decreased.

     For the six months ended September 30, 1996, the Company had an operating loss of $1,553,000, a net loss of $1,511,000, and a loss per share of $.15, as compared to an operating loss of $2,051,000, a net loss of $1,996,000, and a loss per share of $.36 for the six months ended September 30, 1995. The decreased operating and net loss is primarily due to lowered consulting fees totaling $450,000, decreased general and administrative expenses associated with the Java Centrale operations and as a result of those revenues and expenses described above.

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

     In the 1996 fiscal year the Company issued 1,604,692 common shares for $3,540,722 in net proceeds in a series of private placements. The Company also issued convertible debt in three separate private transactions totaling $3,500,000. As of September 30, 1996, $1,750,454 of the convertible debt has been converted into 2,580,194 shares of the Company's common stock. The Company during the six months ended September 30, 1996 issued 1,538,462 common shares for 900,000 in net proceeds in a private placement and issued 250,000 common shares for proceeds of $62,500 as a result of certain warrants being exercised.

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

     As of September 30, 1996, the Company had received $213,000 in funding of leases associated with Company-owned cafes and received $750,000 in a short-term notes payable.

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

     As of September 30, 1996, the Company had $575,000 in credit available under two separate lines of credit.

     During the six months ended September 30, 1996, the Company sold five cafes for proceeds of $351,100 in cash, $603,656 in notes receivables, and liabilities of $69,433 assumed by buyer.

     The Company incurred a net loss of $1,511,000 and used net cash of $1,158,823 in operating activities for the six months ended September 30, 1996. The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations both for the year ended March 31, 1997, and thereafter.

     During the six months ended September 30, 1996, the Company reduced administrative salaries, certain employee benefit costs and marketing expenses. The Company has sold eight Company-owned cafes and carts and is actively pursuing the sale of additional assets associated with the Company's cafe operations. In February of 1996, the Company completed the expansion and remodeling of key Oh La La! locations which management believes will increase the operating margins of this division. As of July 11, 1996, the Company has obtained three separate lines of credit amounting to $925,000, of which senior
management has committed to $175,000.   As of November 8, 1996, the Company has
borrowed $350,000 under one line of credit.   These lines secure all the
Company's assets. In addition to the operating plan, the Company will benefit from 12 months of Paradise Bakery operating income during the year ended March 31, 1997, as compared to three months in the year ended March 31, 1996.

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

NONE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's October 17, 1996, annual shareholders meeting, three directors were reelected and one new director was elected, a proposal to amend the Company's Articles of Incorporation failed and Grant Thornton, L.L.P. was ratified as the Company's independent accountants. The vote was as follows:

     Issue                                 For            Against    Abstain
     -----                                 ---            -------    -------

1.   Election of Directors

     a.  Richard D. Shannon              8,998,392           -         86,670

     b.  Gary C. Nelson                  8,997,392           -         86,670

     c.  Kevin Baker                     8,997,392           -         86,670

     d.  Lyle Edwards                    8,997,392           -         87,770

2.   Amendment to the Company's
     Articles of Incorporation - Failed  4,787,757        301,893      20,000

3.   Accountant Ratification - Passed    8,981,392        61,295       13,025

ITEM 5.   OTHER INFORMATION

NONE.

ITEM 6.   EXHIBITS; REPORTS ON FORM 8-K

(a)  EXHIBITS

The Company is filing herewith the Exhibits listed on Schedule I attached hereto.

(b)  REPORTS ON FORM 8-K

During the quarter ended September 30, 1996 the Company filed a Form 8-K dated August 28, 1996 in regards to an amendment approved by the Board of Directors to the Company's Bylaws, Article II, section 2, to require the annual meeting to be held within seven months after the fiscal year end.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JAVA CENTRALE, INC.
                                        (Registrant)

Date:  November 13, 1996

                                   By: /s/
                                      ------------------------------------------
                                             Gary C. Nelson
                                      President and Chief Executive Officer



                                   By: /s/
                                      ------------------------------------------
                                             Steven J. Orlando
                                      Vice President and Chief Financia Officer
                                             (Principal Financial and
                                                Accounting Officer)

                                  INDEX TO EXHIBITS


Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.


     EXHIBIT
     NUMBER              DESCRIPTION
     -------             -----------

     4.29 Stock purchase agreements dated September 20, 1996 for the issuance of 1,538,462 common shares.

     4.30* Stock purchase warrant dated September 30, 1996 between the Registrant and Richard D. Shannon for 400,000 common shares at $.75 per share.

     4.31* Stock purchase warrant dated September 30, 1996 between the Registrant and Steven J. Orlando for 400,000 common shares. Agreement is omitted as they are the identical in form to exhibit
               4.30 above.

     4.32* Stock purchase warrant dated September 30, 1996 between the Registrant and Gary C. Nelson for 400,000 common shares. Agreement is omitted as they are the identical in form to exhibit
               4.30 above.

     4.33 Stock purchase warrant dated July 11, 1996 for 300,000 common shares between the Registrant and Artistic License.

     4.34 Stock purchase warrant dated October 21, 1996 for 50,000 common shares between the Registrant and Alta Petroleum, Inc.

     4.35 Stock purchase warrant dated September 24, 1996 for 384,615 common shares between the Registrant and H.I.G. Securities Investments, LTD.

     4.36 Stock purchase warrant dated September 24, 1996 for 384,615 common shares between the Registrant and Alana Group, LTD.

     10.21 Loan agreement dated July 11, 1996 between Registrant and Artistic License.

     10.22 Credit agreement dated July 11, 1996 between Registrant and Alta Petroleum, Inc.

     11        Statement Regarding Computation of Per Share Earnings (Loss)

     27        Financial Data Schedule