Form 10-Q
period 1996-12-31
JAVA CENTRALE INC /CA/
filed 1997-02-14
CIK 920528

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                              --------------------------

                                      FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO Section 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

         FOR THE TRANSITION PERIOD FROM          TO
                                         --------    --------
                           COMMISSION FILE NO. 0-23936 (CA)

                                 JAVA CENTRALE, INC.
            -------------------------------------------------------------
                (Exact name of registrant as specified in its c-harter)

              CALIFORNIA                                   68-0268780
---------------------------------------             ----------------------------
     (State of other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)


      1610 ARDEN WAY, SUITE 145
       SACRAMENTO, CALIFORNIA                                 95815
---------------------------------------             ----------------------------
(Address of principal executive office)                     (Zip Code)


ISSUER'S TELEPHONE NUMBER:   (916) 568-2310
                          ------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X. No.    .
                                              ---     ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF FEBRUARY 7, 1997, 13,458,881 SHARES OF COMMON STOCK (NO PAR VALUE) WERE OUTSTANDING.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                                        December 31,  March 31,
                                                           1996         1996
                                                        (UNAUDITED)
                                                       -----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents                              $731,337   $1,182,078
  Notes receivable - current                              730,638      485,751
  Accounts receivable, net                                563,522      405,574
  Inventories                                             349,131      417,780
  Notes receivable - officer                              227,293      235,201
  Prepaid expenses and other                              421,699      595,285
                                                      -----------  -----------
     Total current assets                               3,023,620    3,321,669

NOTES RECEIVABLE                                        1,974,877    1,298,574
PROPERTY AND EQUIPMENT, NET                             3,394,558    5,737,980
INTANGIBLE ASSETS                                       4,252,122    5,526,203
DEFERRED CHARGES AND OTHER                                611,277      670,658
OTHER INVESTMENTS                                         876,982      176,983
                                                      -----------  -----------
                                                      $14,133,436  $16,732,067
                                                      -----------  -----------
                                                      -----------  -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $1,053,819   $1,807,136
  Current maturities of long-term debt                    818,174      711,745
  Short term debt                                          11,253       35,040
  Current capital lease obligations                        67,715       96,267
  Accrued liabilities                                     896,386      726,244
  Due to related parties                                  116,253       22,637
                                                      -----------  -----------
     Total current liabilities                          2,963,600    3,399,069

DEFERRED REVENUES                                         893,500    1,003,500
LONG-TERM DEBT                                            628,413    1,171,161
CONVERTIBLE DEBT                                        1,599,546    3,500,000
CAPITAL LEASES                                             97,940      129,054
OTHER LIABILITIES                                         106,810      148,376

STOCKHOLDERS' EQUITY
 Series B Redeemable Preferred Stock, $.01 Per share
    per annum cumulative, convertible, no par
    25,000,000 shares authorized - none outstanding             -            -
  Common Stock, no par, 25,000,000 shares authorized,
    issued and outstanding shares;  13,262,482 at
    December 31,1996, and 8,533,587 at March 31, 1996  18,124,270   15,493,137
Accumulative deficit                                  (10,280,643)  (8,112,230)
                                                      -----------  -----------
                                                        7,843,627    7,380,907
                                                      -----------  -----------
                                                      $14,133,436  $16,732,067
                                                      -----------  -----------
                                                      -----------  -----------


           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                 Three months ended            Nine months ended
                                                    December 31,                  December 31,

                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
Revenue:
  Company cafe sales                        $3,151,579     $1,354,591    $10,708,076     $3,553,683
  Franchise operations                          20,000        169,500        223,000        254,500
  Royalties                                    357,690        102,052        971,666        232,271
  Sales of equipment and supplies                9,266        502,207        117,107        633,180
                                            ----------     ----------     ----------     ----------

Total revenue                                3,538,535      2,128,350     12,019,849      4,673,634
                                            ----------     ----------     ----------     ----------

Cost of company sales:
  Food and beverage                          1,074,882        466,645      3,727,114      1,179,625
  Labor                                      1,117,474        510,795      3,862,070      1,278,712
  Direct and occupancy                         666,447        321,167      2,230,734        823,645
  Cost of equipment and supplies                 5,771        502,990        108,020        607,370
  Depreciation                                 112,004         34,531        432,929         70,369
  Other                                          5,350         68,331         95,585        120,824
                                            ----------     ----------     ----------     ----------

Total cost of company sales                  2,981,928      1,904,459     10,456,452      4,080,545
                                            ----------     ----------     ----------     ----------

General and administrative expenses          1,015,190        887,595      3,127,550      3,071,237
Depreciation and amortization                   88,959         91,965        407,889        231,395
Loss associated with cafe closures             118,515         83,495        247,095        179,993
                                            ----------     ----------     ----------     ----------

  Operating loss                              (666,057)      (839,164)    (2,219,137)    (2,889,536)
                                            ----------     ----------     ----------     ----------

Other income  (expense):
  Interest expense and financing fees         (217,222)       (22,814)      (395,424)       (52,563)
  Interest income                               48,201              -         95,755         60,876
  Gain on sale of assets                       167,175              -        203,159              -
  Other income                                  19,866         26,602        156,359         50,257
                                            ----------     ----------     ----------     ----------

  Net loss                                   ($648,037)     ($835,376)   ($2,159,288)   ($2,830,966)
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Net loss per weighted average equivalent
  common share outstanding                      ($0.05)        ($0.12)        ($0.20)        ($0.47)
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Equivalent common shares outstanding        12,836,365      6,872,912     10,920,142      5,984,102


           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                           Nine months ended
                                                             December 31,
                                                            1996       1995
                                                        ----------   ----------
Increase (decrease) in cash

Net cash flows from operating activities:             $(2,763,940) $(1,424,168)
                                                       -----------   ----------

Cash flows from investing activities:
  Purchase of furniture and equipment                    (240,120)    (739,700)
  Proceeds from the sale of assets                      1,556,000            -
  Acquisition of Paradise Bakery, Inc.                          -   (5,375,000)
  Acquisition of cafes                                          -      (45,000)
  Increase (decrease) in other                             20,997     (658,000)
                                                       ----------   ----------
  Net cash used in investing activities                 1,336,877   (6,817,700)
                                                       ----------   ----------

Cash flows from financing activities:
  Proceeds from the issuance of common stock              962,500    3,561,837
  Proceeds from convertible note issued                         -    2,000,000
  Proceeds from notes payable and
      capital lease obligations                           843,455            -
  Proceeds from short term borrowing                      750,000            -
  Payments of notes payable and capital leases         (1,579,633)      (9,628)
                                                       ----------   ----------

Net cash provided by financing activities                 976,322    5,552,209
                                                       ----------   ----------

Net increase (decrease) in cash                          (450,741)  (2,689,659)

Cash and cash equivalents, beginning of period          1,182,078    3,764,278
                                                       ----------   ----------

Cash and cash equivalents, end of period                 $731,337   $1,074,619
                                                       ----------   ----------
                                                       ----------   ----------

Cash paid for:
  Income tax                                          $       800  $         -
  Interest and financing fees                         $   380,091  $    30,519


           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                                     (UNAUDITED)

NON-CASH TRANSACTIONS:

    During the nine months ended December 31, 1996, the Company signed franchise agreements which included notes receivable in the amount of $80,000 and canceled notes receivable in the amount of $150,000 which resulted in a decrease in deferred revenues of $70,000. During the nine months ended December 31, 1995, the Company signed franchise agreements which included notes receivable in the amount of $300,000 and canceled one note receivable for $225,000 resulting in an increase of $75,000.

    During the nine months ended December 31, 1996, the Company terminated 14 franchise agreements and refunded $156,625 in cash and canceled $105,000 in notes associated with the franchise fees.

    During the nine months ended December 31, 1996, holders of the convertible debt converted $1,900,454 of the notes into 2,940,433 shares of common stock pursuant to the terms of their notes.

    During the nine months ended December 31, 1996 and December 31, 1995 the Company expensed $840,818 and $301,764 respectively for deprecation and amortization.

    During the nine months ended December 31, 1995 the Company completed the initial phase of a joint venture for the development of the Florida market and issued 89,428 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

    During the nine months ended December 31, 1995 the Company issued 203,000 common shares valued at $452,944 pursuant to a consulting agreement to develop strategic acquisitions, identify Java Centrale franchise development opportunities and consult regarding investor relations matters for the Company. The Company recognized a one-time non recurring expense of $452,944 as a result of issuance of these shares.

    During the nine months ended December 31, 1995 the Company acquired four Java franchise cafes. In connection with these purchases, the Company issued 239,567 shares of restricted common stock valued at $436,169, assumed $133,968 in long term debt and canceled franchisee receivables of $106,303.

    On December 31, 1995 the Company acquired 100% of the outstanding shares of Paradise Bakery, Inc. In connection with the acquisition, the Company issued a Note Payable to the seller in the amount of $1,350,000.



           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                                     (UNAUDITED)




SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

    Sale of certain assets of Java Centrale, Inc., and Subsidiary for the nine months ended December 31, 1996.

    Cash received                                $1,556,000
    Note receivable received                      1,350,884
    Preferred stock received                        700,000
    Liabilities assumed                             128,394
    Net book value of assets sold                (3,532,119)
                                                 -----------
    Gain (Loss) on sale of assets                  $203,159
                                                 -----------
                                                 -----------



           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The financial statements have been prepared without audit and do not include certain notes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements included with the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended December 31, 1996 are not necessarily indicative of results that can be expected for the full year.

    The December 31, 1996 financial statements included herein are unaudited. They contain, however, all adjustments which, in the opinion of management are necessary to present fairly the financial position of the Company at December 31, 1996 and December 31, 1995, and March 31, 1996; and the results of its operations for the three months and nine months ended December 31, 1996 and 1995, and its cash flows for the nine months ended December 31, 1996 and 1995, respectively.

    Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

NOTE 2 - STOCKHOLDERS' EQUITY

    a.   JOINT VENTURE FORMATION AGREEMENT

    During the nine months ended December 31, 1995 the Company completed the initial phase of the joint venture agreement for the development of the Florida market and issued 89,428 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares. In February, 1997 the Company expects to complete the termination of this agreement and these shares will be canceled.

    b.   ISSUANCE OF ADDITIONAL COMMON SHARES

    During the nine months ended December 31, 1995 the Company completed certain private placements of restricted common shares resulting in the issuance 876,000 common shares for net proceeds of $3,561,837.

    On September 20, 1996 the Company completed certain private placements of restricted common shares resulting in the issuance 1,538,462 common shares for net proceeds of $900,000.

    c.   CONSULTING AND DEVELOPMENT AGREEMENT

    During the nine months ended December 31, 1995 the Company issued 203,000 common shares valued at $452,944 or ($.08) per share pursuant to a consulting agreement to develop strategic acquisitions, identify Java Centrale franchise opportunities and consult regarding investor relation matters for the Company.

    d.   ACQUISITIONS OF JAVA CENTRALE FRANCHISES

    During the nine ended December 31, 1995 the Company completed the acquisition of four Java Centrale franchised cafes. The Company acquired all of the operating assets (excluding cash) held at the various locations. In connection with these purchases, the company issued 239,567 shares of restricted common stock valued at $436,169, assumed $133,968 in long term debt and canceled franchisee receivables of $106,303. The tangible assets acquired consist of tenant improvements, equipment and loans payable.

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

    g.   CONVERSION OF CONVERTIBLE DEBT

    During the nine months ended December 31, 1996, holders of the convertible debt converted $1,900,454 of the notes into 2,940,433 common shares pursuant to the terms of the notes.

NOTE 3 - SALE OF OH LA LA! DIVISION

    In November, 1996, the Company sold all operating locations of its Oh La La! Division pursuant to the terms of an asset purchase agreement dated November 22, 1996 between the Company, and Good Food Fast Companies
    Inc. ("GFF"). The assets sold consisted of 10 Oh La La! cafes and carts located in San Francisco, Ca., the leases with respect to each location, related equipment and improvements for each location, inventory, accounts receivable and deposits associated with these locations. The consideration paid for the purchase of its Oh La La! Division consisted of 233,333 (or $750,000) preferred shares of GFF, $1,250,000 in cash, $750,000 in a convertible note receivable and the assumption of $48,341 in liabilities. The preferred shares of GFF were issued with certain conversion rights into common shares of GFF, covenants, an 8% cumulative dividend and other restrictions. The convertible note bears interest at 9% interest per year payable monthly with the principal due in three years and certain conversion rights into common shares of GFF.

    The following unaudited proforma information discloses the effect on earnings of the sale of its Oh La La! Division. This information is presented as if the sale had occurred at the beginning of the period presented.

                                             Unaudited for the
                                       Nine Months Ended December 31,
                                     ---------------------------------
                                           1996             1995
                                     -----------------  --------------
         Revenues                           $9,394,000     $2,011,000
         Net Loss                         $(2,151,000)   $(2,934,000)
         Loss per share                         $(.20)         $(.49)

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

    As of December 31, 1996, the Company had operating 16 Company-owned and operated locations, three Company-owned locations under management agreements, 61 franchisee-owned cafes and eight franchised carts, as compared to 22 Company-owned locations and 23 franchisee-owned locations as of December 31, 1995.

    The Company entered into agreements with franchisees to open seven cafes during the quarter ended December 31, 1996, as compared to entering into agreements with franchisees to open 13 cafes during the quarter ended December 31, 1995. The Company entered into agreements with franchisees to open 15 cafes during the nine months ended December 31, 1996, as compared to entering into agreements with franchisees to open 24 cafes during the nine months ended December 31, 1995. The Company canceled agreements for two locations during the quarter ended December 31, 1996 as a result of the Company and the franchisees inability to select an acceptable location, as compared to one cancellation during the quarter ended December 31, 1995. For the nine months ended
December 31, 1996 the Company canceled agreements for 10 locations as a result of the Company and the franchisees inability to select an acceptable location as compared to six cancellations during the nine months ended
December 31, 1995.

    The Company opened two franchisee-owned cafes and no company-owned cafes or carts during the quarter ended December 31, 1996, as compared to opening seven franchisee-owned cafe and one Company-owned cafe and one Company-owned cart
during the quarter ended December 31, 1995.   During the quarter ended December
31, 1996 the Company sold its Oh La La! Division consisting of 10 Company-owned Oh La La! locations. During the quarter ended December 31, 1995, no Company-owned cafes were sold. The Company closed one Company-owned cart and three franchisee-owned cafes during the quarter ended December 31, 1996 as compared to closing three Company-owned carts and closing no franchisee-owned cafes or carts during the quarter ended December 31, 1995.

    The Company opened one Company-owned cart and opened five franchisee-owned cafes for the nine months ended December 31, 1996 as compared to opening two Company-owned cafes and opening eight franchisee-owned cafes during the nine months ended December 31, 1995. The Company acquired no franchisee-owned cafes and entered into management agreements with three franchisees to operate Company-owned cafes during the nine months ended December 31, 1996, as compared to acquiring four franchisee-owned cafes and entering no management agreements during the nine months ended December 31, 1995. The Company closed two Company-owned cafes and one Company-owned cart, sold its Oh La La! Division, sold three cart locations to a licensee, sold five Company-owned cafes to franchisees and closed four franchisee-owned cafes during the nine months ended December 31, 1996, as compared to closing three Company-owned carts, selling no Company-owned cafes or carts, and closing no franchisee-owned cafe during the nine months ended December 31, 1995.

    On November 14, 1994 the Company entered into a Joint Venture Formation Agreement with Banyan Capital, Limited Partnership for the development of 50 cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. The Joint Venture Formation Agreement and related transactions was completed in July, 1995 and as of December 31, 1996, there were three cafes operating under this agreement. In February, 1997 the Company and its Joint Venture partners informally agreed to terminated the Joint Venture, as a result of the Company and the Joint Venture's inability to meet the projected performance standards. Then the formal termination agreement is entered into it is anticipated that both the Company and Banyan Capital will exchange ownership and cancel all obligations required under the agreements.
All cash paid will be retained by the Company. The Company will retain a note receivable of $200,000 from Java Southeast, the Joint Venture entity. The Company plans to initiate franchising in Florida upon the termination of the Joint Venture's formal agreement, this is expected to take place on or before fiscal year end, March 31, 1997.

    On March 30, 1995, with bankruptcy court approval, the Company acquired substantially all the operating assets of Oh-La-La!, Inc. held at the locations being purchased and certain other operating assets. The tangible assets and liabilities acquired consist mainly of tenant improvements, equipment, and loans payable. The purchased locations represented a significant portion of the Company's revenues and operations during the quarter ended December 31, 1995.
In December 1996, the Company sold all operating locations of their Oh La La Division pursuant to the terms of an asset purchase agreement dated November 22, 1996 between the Company, and GFF. The assets sold consisted of 10 Oh La La cafes and carts located in San Francisco, Ca. and certain liabilities assumed by the buyer.

    On December 31, 1995, the Company acquired 100% of the outstanding stock of Paradise Bakery, Inc. At the time of the acquisition, Paradise Bakery had seven Company-owned and 44 franchisee-owned bakery/cafes operating in nine states. On January 1, 1996, the Company acquired through a merger with Founders Venture, Inc., seven franchisee-owned bakery/cafes operating in Texas. On January 1, 1996, the Company acquired through an asset purchase agreement three franchisee-owned bakery/cafes operating in Northern California. Immediately following these three acquisitions, the Company was operating 17 Company-owned and 34 franchisee-owned bakery/cafes. The Company opened one Company-owned bakery/cafe in the year ended March 31, 1996. These acquisitions of Paradise bakery/cafe locations represent a significant portion of the Company's revenues and operations.

    RESULTS OF OPERATIONS

    The Company's revenues are currently derived primarily from Company-owned locations, initial franchise fees, resulting from cafe openings, franchise royalties, equipment sales, and product overrides on sales to its franchisees. Franchise fees range from $15,000 to $35,000 per cafe. The Company is entitled to 4%-6% of the gross receipts from each franchised cafe, and 2%-10% of the gross receipts from each franchised cart. Product overrides range from 3% to 10% of the total purchase of coffee from the Company's contract roaster.

    QUARTER 1996 AS COMPARED TO QUARTER 1995

    Total Company revenues for the quarter ended December 31, 1996 totaled $3,539,000, as compared to $2,129,000 for the quarter ended December 31, 1995, an increase of $1,410,000, or 66%. This increase resulted from both the increase in revenues amounting to $2,700,000 from the acquisition of the Paradise Bakery operations as of December 31, 1995 and the decrease in revenues amounting to $1,286,000 from the sale of the Oh La La division, on November 22, 1996, discontinued the sale and closure of Company-cafes and the discontinuing of the equipment sales.

    The Company's revenues from Company-owned retail operations increased by $1,797,000, to

$3,152,000 for the quarter ended December 31, 1996, from $1,355,000 for the quarter ended December 31, 1995. This increase resulted from a increase of $2,478,000 in revenues recognized from the acquired operations of the Paradise Bakery Company-owned locations along with a decrease in revenues totaling $681,000 from the sell of the Oh La La division and the sale and closure of Company-cafes.

    Revenues from the Company's franchising operations decreased to $20,000 for the quarter ended December 31, 1996, from $169,500 for the quarter ended December 31, 1995. This decrease resulted from recognizing a franchise fee of $15,000 associated with the opening of one franchisee-owned Paradise Bakery and the recognition of $5,000 in fees associated with the transfer of ownership of one Java Centrale franchisee-owned cafe as compared to $169,500 associated with the opening of seven Java Centrale franchisee-owned during the quarter ended December 31, 1995.

    Revenues from the Company's royalties increased $256,000, or 251%, to $358,000 for the quarter ended December 31, 1996, from $102,000 for the quarter ended December 31, 1995. This increase resulted primarily from the royalties associated with the acquisition of the Paradise Bakery franchise operations amounting to $244,000 and the additional franchisee-owned operating locations during the 1997 fiscal year as compared to 1996.

    Revenues from the Company's equipment and supplies sales decreased $492,700, or 98%, to $9,300 for the quarter ended December 31, 1996 from $502,000 for the quarter ended December 31, 1995. This decrease resulted from discontinuing the sale of equipment directly to the franchisees in May of 1996.

    Total expenses for the quarter ended December 31, 1996 were $4,205,000, an increase of $1,237,000, or 42%, over expenses of $2,968,000 for the quarter ended December 31, 1995. The principal components of the increase in expenses resulted from $2,336,000 in expenses associated with operating the acquired Paradise Bakery locations. Additionally, there was an increase in depreciation and amortization expenses, other operating costs from the acquisition the Paradise Bakery operations, and a decrease of $1,258,000 resulting from the sale of Company-owned locations during the 1997 fiscal year and an overall decrease in general and administrative, expenses totaling $123,000.

    The cost of food and beverage, labor, and operating costs for the Company's retail operations increased $1,560,000, for the quarter ended December 31, 1996, to $2,859,000 as compared to $1,299,000 for the quarter ended December 31, 1995. The increase resulted from $2,205,000 in operating costs associated with the acquisition of the Paradise Bakery locations and a decrease in operating costs associated with the sale of three Company-owned Java Centrale cafes and the sell of the Oh La La locations totaling $645,000.

    The Company's cost of equipment decreased by $497,200 in the quarter ended December 31, 1996, to $5,800, as compared to $503,000 for the quarter ended December 31, 1995. This decrease results from discontinuing the sale of equipment directly to the franchisees in May of 1996.

    Selling, general, and administrative expenses increased $127,000, or 14%, during the quarter ended December 31, 1996, to $1,015,000 from $888,000 during the quarter ended December 31, 1995. This increase results primarily from an increase in general and administrative expenses associated with the operation of the Paradise Bakery totaling $251,000. Additionally there was a decrease in marketing expenses, investor relations expenses, merger expenses, and personnel costs associated with the Company's administration, in addition to an increase in legal and accounting expenses resulting in an overall decrease of $124,000.

    For the quarter ended December 31, 1996, the Company had an operating loss of $666,000, a net loss of $648,000, and a loss per share of $0.05, as compared to an operating loss of $839,000, a net loss of $835,000, and a loss per share of $0.12 for the quarter ended December 31, 1995. An improved operating loss is primarily due to a decrease in accounts receivable write-offs, general and administrative costs and marketing expenses, the elimination of losses from certain Company-owned locations and the additional income associated with the Paradise Bakery operations. The improved net loss is a result of a decrease in the operating loss, an increase in interest expenses, the interest of income from the gain on sale of assets and those revenues and expenses described above.

    NINE MONTHS ENDED 1996 AS COMPARED TO NINE MONTHS ENDED 1995


    Total Company revenues for the nine months ended December 31, 1996 totaled $12,020,000, as compared to $4,674,000 for the nine months ended December 31, 1995, an increase of $7,346,000 or 157%. The principal component was a result of both an increased revenues amounting to $8,031,000 from the acquisition of Paradise Bakery operations as of December 31, 1995 and the termination of selling equipment to franchisees in May, 1996 totaling $546,000. Additionally revenues decreased from the sell of the Oh La La division, on November 22, 1996, and the sale and closure of Company-owned cafes during the nine months ended December 31, 1996.

    The Company's revenues from Company-owned retail operations increased by $7,154,000, to $10,708,000 for the nine months ended December 31, 1996, from $3,554,000 for the nine months ended December 31, 1995. This increase resulted primarily from $7,316,000 in revenues recognized from the operations of the Paradise Bakery Company-owned locations and a decrease of $162,000 from the sale of the Oh La La division and the sale and closure of Company-cafes.

    Revenues from the Company's royalties increased $740,000, or 319%, to $972,000 for the nine months ended December 31, 1996, from $232,000 for the nine months ended December 31, 1995. This increase resulted primarily from the royalties associated with the acquisition of the Paradise Bakery franchise operations amounting to $644,000 and $96,000 resulting from the opening of 10 franchisee-owned locations during the 1997 fiscal year as compared to 1996 fiscal year.

    Revenues from the Company's franchising operations decreased $32,000 to $223,000 for the nine months ended December 31, 1996, as compared to $255,000 for the nine months ended December 31, 1995, this decrease results from franchise fees of $40,000 recognized from the sale of two Company-owned Paradise Bakeries to a franchisee and $30,000 in recognized fees associated with the opening two new Paradise Bakery franchisee-owned cafes, $40,000 in franchise fees associated with the sale of three Company-owned Java Centrale cafes to franchisees and $43,000 fees associated with the opening of three new Java Centrale franchisee-owned cafes and forfeited franchise fees of $70,000 as compared to recognizing franchise fees from the opening of eight franchisee-owned cafes of $200,000 and forfeited franchise fees amounting to $54,500 during the nine months ended December 31, 1995.

    Revenues from the Company's equipment and supplies sales decreased by $516,000 or 82%, to $117,000 for the nine months ended December 31, 1996 as compared to $633,000 for the nine months ended December 31, 1995. This decrease resulted primarily from the Company discontinuing the sale of equipment to franchisees in May of 1996.

    Total expenses for the nine months ended December 31, 1996 were $14,239,000, an increase of $6,676,000, or 88%, over expenses of $7,563,000 for the nine months ended December 31, 1995. The principal component of the increase in expenses resulted from $6,936,000 in expenses associated with operating the acquired Paradise Bakery locations. Additionally, there was an increase in depreciation and amortization and other operating costs from the addition of Paradise Bakery. There was a decrease in the operations related to both the sale of the Oh La La division and the sale and closure of Company-cafes totaling $556,000 and a decrease in general and administrative expenses totaling $776,000.

    The cost of food and beverage, labor, and operating costs for the Company's retail operations increased $6,538,000, for the nine months ended December 31, 1996, to $9,820,000 as compared to $3,282,000 for the nine months ended December 31, 1995. The increase resulted primarily from $6,528,000 in operating costs associated with the acquisition of the Paradise Bakery locations.

    The Company's cost of equipment decreased by $499,000 in the nine months ended December 31, 1996, to $108,000, as compared to $607,000 for the nine months ended December 31, 1995. This decrease resulted primarily from discontinuing the sale of equipment directly to the franchisees in May of 1996.

    Selling, general, and administrative expenses increased $56,000, or 2%, during the nine months ended December 31, 1996, to $3,127,000 from $3,071,000 during the nine months ended December 31, 1995. This increase primarily results from an increased general and administrative expenses associated with the acquisition of Paradise Bakery operations of $832,000. Additionally there was a decrease in marketing expenses, investor relations expenses, merger expenses, consulting fees and other costs associated with the Java Centrale operations, along with an increase in legal and accounting expenses resulting an overall total decrease of $776,000.

    For the nine months ended December 31, 1996, the Company had an operating loss of $2,219,000, a net loss of $2,159,000, and a loss per share of $0.20, as compared to an operating loss of $2,890,000, a net loss of $2,831,000, and a loss per share of $0.47 for the nine months ended December 31, 1995. An improved operating loss is primarily due to lower accounts receivable write-offs, general and administrative expenses, lower consulting fees and marketing expenses, elimination of losses from certain Company-owned locations, higher legal and accounting expenses and the income associated with the Paradise Bakery operations. The improved net loss is a result of a decrease in the operating loss, an increase in interest expenses, an increase of income from the gain on sale of assets and those revenues and expenses described above.

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

    On July 15, 1994, the Company issued a 25% stock split on its Common Stock to shareholders of record on June 30, 1994. Prior to the issuance of the dividend, employees and officers of the Company holding securities, including warrants and options, waived their rights to receive the stock dividend and also waived the impact such stock dividend would have on any options or warrants held by the security holders, including, but not limited to, any anti-dilution provisions relating to such options and warrants.

    In the 1996 fiscal year the Company issued 1,604,692 common shares for $3,540,722 in net proceeds in a series of private placements. The Company also issued convertible debt in three separate private transactions totaling $3,500,000. As of December 31, 1996, $1,750,454 of the convertible debt has been converted into 2,580,194 shares of the Company's common stock. The Company during the nine months ended December 31, 1996 issued 1,538,462 common shares for $900,000 in net proceeds in a private placement and issued 250,000 common shares for proceeds of $62,500 as a result of certain warrants being exercised.

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

    In November, 1996, the Company sold all operating locations of its Oh La
La! Division pursuant to the terms of an asset purchase agreement dated
November 22, 1996 between the Company, and Good Food Fast Companies Inc. ("GFF"). The assets sold consisted of 10 Oh La La! cafes and carts located in San Francisco, Ca., the leases with respect to each location, related equipment and improvements for each location, inventory, accounts receivable and deposits associated with these locations. The consideration paid for the purchase of its Oh La La! Division consisted of 233,333 (or $750,000) preferred shares of GFF, $1,250,000 in cash, $750,000 in a convertible note receivable and the assumption of $48,341 in liabilities. The preferred shares of GFF were issued with certain conversion rights into common shares of GFF, covenants, an 8% cumulative dividend and other restrictions. The convertible note bears interest at 9% interest per year payable monthly with the principal due in three years and certain conversion rights into common shares of GFF.

    Additionally during the nine months ended December 31, 1996, the Company sold 10 operating locations for proceeds of $356,000 in cash, $601,000 in notes receivables and liabilities of $77,000 assumed by buyer.

    The Company incurred a net loss of $2,044,974 and used net cash of $2,759,000 in operating activities for the nine months ended December 31, 1996.

    The Company has developed a specific operating and financing plan to meet the ongoing liquidity needs of the Company's operations both for the year ended March 31, 1997 and thereafter. During the nine months ended December 31,
1996, the Company reduced had administrative salaries, certain employee benefit costs and marketing expenses. The Company has sold 20 Company-owned cafes and carts for proceeds of $1,556,000 in cash and is actively pursuing the sale of additional assets. The Company intends to operate Company-owned locations. Additionally, the Company had completed the sale of common stock for proceeds of $900,000 and is actively pursuing the placement of additional equity and/or debt financing. In July, 1996, the Company had obtained three separate lines of credit amounting to $925,000, of which senior management
has committed to $175,000.   As of December 31, 1996, the Company had
$575,000 in credit available under two separate lines of credit and no balance outstanding. During the nine months ended December 31, 1996 the Company borrowed $750,000 in short term debt and received $779,000 in long term debt and paid the short term notes of $350,000 and $330,000 in notes payable due under the terms of the merger with Founder Venture, Inc. The Company was also required to retire $400,000 of short term debt from the proceeds of the sale of its Oh La La! Division.

    In January, 1997 the Company re-negotiated the terms of a line of credit and borrowed the available amount of $300,000 under a short term note due in May, 1997. The stock of the subsidiary Paradise Bakery is pledged as the collateral for this note. The Company as of February 1, 1997 had available a line of credit from the senior management in the amount of $175,000. This line secure all the Company's assets. In addition to the operating plan, the Company will benefit from 12 months of Paradise Bakery operating income during the year ended March 31, 1997, as compared to three months in the year ended March 31, 1996.

    Management believes that this plan, which is currently being implemented, is sufficient to meet the Company's liquidity needs for the year ended March 31, 1997 and thereafter.

PART II

ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1995, Coffee Centrale, Inc., a franchisee of the Company in Dallas, Texas, and its owners Diana and Iosif Etinger (together, the "plaintiffs") sued the Company in the 44th Judicial District Court of Dallas County, Texas. The Plaintiffs allege that the Company committed fraud and violated the Texas Business Opportunity Act by knowingly misrepresenting material facts concerning the Plaintiff's franchisee and committing other misleading or deceptive acts, breached its fiduciary duty in connection with the Plaintiffs' entry into a lease agreement for the premises committed discriminatory pricing by paying a lower price and/or receiving rebates for brand name products not available to the Plaintiffs, causing the Plaintiffs to receive a different price than similarly situated Company franchisees for a like kind or quality of goods. Relief sought in this suit includes unspecified actual damages and punitive damages in excess of $2,000,000. The Company, which has denied the allegations, has filed a related action against Coffee Centrale, Inc. in the Federal District Court in Sacramento, California, alleging breach of the franchise agreement. Although the proceedings are still at an early stage and no depositions have yet been taken in the Texas case and therefore no prediction may be made about the potential outcome of this litigation, the Company believes that the Plaintiff's claims are without substantial merit and it intends to vigorously defend itself against this lawsuit.

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

(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1996 the Company filed a Form 8-K in regards to the sale of the Company's Oh La La! Division to Good Food Fast Companies, Inc.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JAVA CENTRALE, INC.
                                     (Registrant)

Date:  February 13, 1997

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

                                  INDEX TO EXHIBITS


        Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.


         EXHIBIT
         NUMBER              DESCRIPTION
         --------            ------------

         2.3 Purchase Agreement dated November 22, 1996, between Java Centrale, Inc. and Good Food Fast Companies, Inc. (filed as Exhibit 2.3 to the Registrant's Registration Statement of Form 8-K dated December 16, 1996.

         10.23 Finance Agreement effective December 1, 1996 between the Company and Vision Capital Corporation.

         10.24 Loan Agreement effective dated January 31, 1997 between the Company and Alta Petroleum.

         11             Statement re:  Computation of Per Share Earnings (Loss)

         27             Financial Data Schedule