Form 10-K405/A
period 1996-03-31
JAVA CENTRALE INC /CA/
filed 1997-03-07
CIK 920528

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A2

[ X ]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                                        1934
                                    (FEE REQUIRED)

                     For the fiscal year ended March 31, 1996 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
                                  (NO FEE REQUIRED)

                      For the transition period from:         to

                           Commission file number:  1-12932

                                 JAVA CENTRALE, INC.
           ----------------------------------------------------------------
               (Exact number of Registrant as specified in its charter)

                       California                        68-0268780
         -----------------------------------          ------------------
           (State or other jurisdiction of              (IRS Employer
            incorporation or organization)            Identification No.

         1610 Arden Way, Suite 145, Sacramento, California    95815
         -------------------------------------------------    -----
             (Address of principal executive officers)   (Zip Code)

         Registrant's telephone number, including area code:  (916) 568-2310

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

    As of June 28, 1996 there were outstanding 10,082,980 shares of the Registrant's Common Stock.

                                  TABLE OF CONTENTS

Page
----
                                        PART I

Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             17
Item 3.  Legal Proceedings                                                   18
Item 4.  Submission of Matters to a Vote of Securities Holders               18


                                       PART II

Item 5.  Market for the Company's Common Equity
           and Related Stockholder Matters                                   19
Item 6.  Selected Financial Data                                             20
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     21
Item 8.  Financial Statements and Supplementary Data                         27
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                            56


                                       PART III

Item 10. Directors and Executive Officers of the Registrant                  56
Item 11. Executive Compensation                                              59
Item 12. Security Ownership of Certain Beneficial Owners and Management      64
Item 13. Certain Relationships and Related Transactions                      66


                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    68

                                        PART I


ITEM 1.  DESCRIPTION OF BUSINESS

    (a)  GENERAL DEVELOPMENT OF BUSINESS.

    Java Centrale, Inc., a California corporation (the "Company"), began operations on March 5, 1992, and operated as a development stage enterprise through the end of its fiscal year ended March 31, 1993, and commenced principal operations as of April 1, 1993, at which time it had operating two franchised cafes. During the Company's first full year of principal operations, from April 1, 1993 through March 31, 1994, it opened four additional franchised cafes and two franchised carts. At March 31, 1995, the Company was operating 14 Company-owned and 12 franchisee-owned cafes, and three Company-owned and ten franchised carts, and the Company had an additional 84 signed agreements for as-yet unopened franchisee-owned cafes, 45 of which relate to a single franchisee. At March 31, 1996, the Company was operating 36 Company-owned cafes, and four Company-owned carts and 55 franchisee-owned cafes, and eight franchisee-owned carts, and the Company had an additional 90 signed agreements for as-yet unopened franchisee-owned cafes. During the year ended March 31, 1996, eight Franchise Agreements have been terminated and refunded by the Company prior to the opening of the cafe as a result of the franchisee's lack of financing and inability to select an acceptable location in a timely manner. The Company had one franchisee-owned cafe closed in fiscal year end March 31, 1996 due to lack of financial and operational performance. The Company has also re-acquired five franchisee-owned operating cafes and 58 additional rights for locations under Area Development Agreements as a result of the Company's intention to sale and re-franchise these locations and the area rights. The Company acquired three cafes for $60,569 in cash, 279,567 shares of restricted common stock valued at $466,168 assumed $133,968 in long term debt and canceled franchisee receivable of $106,393.

    On November 14, 1994, the Company entered into a ten-year Joint Venture Formation Agreement with Banyan Capital, Limited Partnership, a Delaware Limited Partnership, Java Southeast Partners, L.P., a Delaware limited partnership ("CoffeeCo"), and Java Southeast, Inc., a Delaware corporation (the "Joint Venture"), for the development of a minimum of 50 cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. Under the terms of the agreement, the Company expects to contribute up to 227,983 shares of its newly issued Common Stock to the Joint Venture, in exchange for up to 18.3% of the Joint Venture's outstanding shares. All Company shares to be issued as part of this transaction would be subject to various restrictions on transfer. In exchange for a per cafe fee and an ongoing management fee, the Joint Venture will obtain an exclusive license for the Florida market. The Company and Coffee Co completed the initial phase of the Joint Venture in July 1995 and the Company contributed 89,428 common shares and expects to contribute the remaining shares prior to the end of the agreement. The Joint Venture has opened three cafes as of March 31, 1996 and the Company expects a significant portion of the remaining 47 cafes to open in years 4 and 5 of the agreement. The Company has advanced $200,000 in December, 1995, and an additional $27,500 in June, 1996. The Company has agreed to advance an additional $222,500 in 1996 provided that (i) the Joint Venture keeps current on royalties and pays the remaining portion of the area development fee, and (ii) the Company has received financing in excess of $500,000 or has completed a significant sale of the Company's cafes. The Company received $6,145 in royalties through April of 1996, and $155,000 of the area development fee as of June 30, 1996.

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

    COMPANY STRATEGY

    The Company's objective is to become a leading specialty coffee retailer and a leading bakery/cafe with fresh baked products through its Company-owned and franchisee-owned cafes in the United States and Canada. The Company intends to achieve this goal by selling only the highest quality products by providing a superior level of customer service and by utilizing a market strategy which is designed to emphasize the differences between the Company's products and those of its competitors and to establish a high degree of customer loyalty and repeat business. Each of the essential elements of this corporate strategy of the Company is discussed below.

    HIGHEST QUALITY COFFEE. The Company believes that its specifications for the selection, roasting and delivery of its coffee beans and beverages are among the highest in the coffee industry. However, due to the competitive nature of this industry and the importance placed on this type of proprietary information independent proof of this assertion is not available to the Company. The Company believes that its roasting specifications for each variety of Arabica bean which it offers provide for roasting of the bean to the degree that accentuates the character of the individual coffee. Certain coffees have a tendency to have more fragile characteristics that need to be roasted lighter in order to protect the integrity of that particular variety, while other coffees having stronger characteristics that overpower subtle nuances within that variety are enhanced by a darker level of roasting. Since coffee beans are an agricultural product that varies from season to season and from farm to farm, the Company reviews its roasting specifications regularly and, if necessary, modifies those specifications in order to bring each variety of coffee bean to its optimum flavor potential.

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


    CAFES AND KIOSKS

    Distribution of the Company's products is done exclusively through a system of Company-operated and franchised cafes and kiosks under the three brand names. As of March 31, 1996, the Company had franchise agreements for 117 cafe franchises and eight cart locations in 14 states of which 55 franchisee-owned cafes and eight franchisee-owned carts were in operation. As of March 31, 1996, there were 36 Company-owned cafes and four Company-owned carts in operation.
The following table represents the Company's operations:

                         Operating Units as of March 31, 1996

                                   Cafe                     Cart

                           Company     Franchised     Company   Franchised

Java Centrale                 8            21             1          8

Oh La La!                    10             -             3          -

Paradise Bakery              18            34             -          -

Total                        36            55             4          8


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

    Paradise is presently in the process of upgrading its design to meet today's consumer demands for novel food products and services to meet their constantly evolving needs and tastes. The most recent design change reflects a more open, unique eating experience at Paradise by enabling the customer to come into a tantalizing theater brimming with irresistible foods and beverages. The color palette is changing to light, effervescent, bright fruit and vegetable colors, such as mango, lemon, grape, tomato, and avocado. Other changes include extensive use of product display, fresh food graphics, and enhanced graphic communication system.

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

    ADVERTISING AND PROMOTION. Marketing promotions are designed and planned by the Company's Vice President of Marketing and are implemented after a committee of the Company's executive officers has approved all promotions. In the future, production of some marketing materials is expected to be paid for through a national advertising fund that collects 2% of gross receipts (not including sales tax) from each franchised cafe. The fund will become active and collections will commence after the opening of the Company's 25th Java Centrale cafe, whether Company-owned or franchised. Until that time, substantially all marketing production costs will be borne directly by the Company. The Company intends to charge for a national advertising fund by March, 1998. The Company anticipates no effect on its operating results during fiscal 1997.

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

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         Not Applicable.


ITEM 3.  LEGAL PROCEEDINGS

    On December 11, 1995, Coffee Centrale, Inc., a franchisee of the Company in Dallas, Texas, and its owners Diana and Iosif Etinger (together, the "plaintiffs") sued the Company in the 44th Judicial District Court of Dallas County, Texas. The Plaintiffs allege that the Company committed fraud and violated the Texas Business Opportunity Act by knowingly misrepresenting material facts concerning the Plaintiff's franchisee and committing other misleading or deceptive acts, breached its fiduciary duty in connection with the Plaintiffs' entry into a lease agreement for the premises committed discriminatory pricing by paying a lower price and/or receiving rebates for brand name products not available to the Plaintiffs, causing the Plaintiffs to receive a different price than similarly situated Company franchisees for a like kind or quality of goods. Relief sought in this suit includes unspecified actual damages and punitive damages in excess of $2,000,000. The Company, which has denied the allegations, has filed a related action against Coffee Centrale, Inc. in the Federal District Court in Sacramento, California, alleging breach of the franchise agreement. Although the proceedings are still at an early stage, no depositions have yet been taken in the Texas case, and therefore no prediction may be made as to its outcome, the

Company's management believes that the Plaintiff's claims are without substantial merit, and on that basis believes that the ultimate disposition of this litigation will not have a material adverse effect on the Company's financial condition or operating results.

                                       PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    As of March 31, 1996, the Company had operating 40 company-owned locations and 63 franchisee-owned locations, as compared to 17 company-owned locations, and 22 franchisee-owned locations as of March 31, 1995, and three company-owned locations and six franchisee-owned locations as of March 31, 1994.

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

    The Company acquired five cafes from franchisees and operated the cafes as Company-owned after the purchase during the year ended March 31, 1996, as compared to none for the year ended March 31, 1995, and March 31, 1994. As part of these cafe acquisitions the Company also re-acquired the rights to open 58 cafes in California, Nevada, Illinois, and other eastern states. The Company acquired the cafes for sale and re-franchise to new franchisees. The cafes were experiencing financial and operational difficulties under the franchisee management. As part of the acquisition the Company canceled receivables from the franchisees related to equipment purchased by the two of the franchisees to open the cafes.

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

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's initial capitalization was obtained through the issuance of 2,500,000 shares of no par common stock for $10,000 on March 5, 1992. In addition, the Company issued 2,950,000 shares of Series A cumulative preferred stock, in exchange for 2,950,000 shares of no par cumulative preferred stock, which were subscribed for on March 5, 1992 for proceeds of $590,000, on March 12, 1993. On March 30, 1993, the Company sold 5,000,000 shares of no par value redeemable Series B cumulative preferred stock for $1,000,000. The proceeds from the issuance of all such stock were used for capital acquisitions and operating costs of the Company during its development stage. On

May 19, 1994, the Company raised $7,288,000 in net proceeds from an initial public offering of 1,500,000 shares of common stock. Of the 4,291,820 shares outstanding after the offering, 855,300 were placed in escrow and are subject to an Escrow Agreement which provides for the release of such shares on or before March 31, 1999, with earlier release based upon the financial performance of the Company. See Item 12 "Security Ownership of Certain Beneficial Owners and Management -- Escrow Agreement," below.

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

    During the quarter ended June 30, 1996, the Company reduced administrative salaries, certain employee benefit costs and marketing expenses. The Company has sold two Company-owned cafes and is actively pursuing the sale of assets associated with the Company's cafe operations. The Company intends to operate Company-owned locations. In February of 1996, the Company completed the expansion and remodeling of key Oh La La! locations which management believes will increase the operating margins of this division. As of July 11, 1996, the Company has obtained three separate lines of credit amounting to $925,000, of which senior management has committed to $175,000. These lines will secure all the Company's assets. In addition to the operating plan, the Company will benefit from 12 months of Paradise Bakery operating income during the year ended March 31, 1997, as compared to three months in the year ended March 31, 1996.

    Management believes that this plan, which is currently being implemented, is sufficient to meet the Company's liquidity needs for the year ended March 31, 1997, and thereafter.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following 26 pages contain the Company's audited balance sheets as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1996, 1995, and 1994. No supplementary data is required to be filed by the Company by Section 302 of Regulation S-K.

                          FINANCIAL STATEMENTS AND REPORT OF
                       INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                                 JAVA CENTRALE, INC.,
                                    AND SUBSIDIARY


                            March 31, 1996, 1995 and 1994

                                   C O N T E N T S

                                                                            Page

Report of Independent Certified Public Accountants                            30


CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                              31

    Consolidated Statements of Operations                                    32

    Consolidated Statement of Stockholders'
         Equity (Deficit)                                                    33

    Consolidated Statements of Cash Flows                                    34

    Notes to Consolidated Financial Statements                               36

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




GRANT THORNTON LLP
Sacramento, California
June 18, 1996
(except for note W, as to which the
   date is July 11, 1996)

                         JAVA CENTRALE, INC., AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                      March 31,


                                       ASSETS

                                                               1996                1995
                                                            ---------           ---------
CURRENT ASSETS:
  Cash and cash equivalents                              $  1,182,078        $  3,764,278
  Notes receivable - current                                  485,751             193,129
  Accounts receivable (net of $58,000
      allowance in 1996 and none in 1995)                     405,574              25,234
  Inventories                                                 417,780             176,980
  Notes receivable-officer                                    235,201                   -
  Prepaid expenses and other                                  595,285             252,026
                                                            ---------           ---------
      Total current assets                                  3,321,669           4,411,647

NOTES RECEIVABLE                                            1,298,574             406,276
PROPERTY AND EQUIPMENT, NET                                 5,737,980           1,341,108
INTANGIBLE ASSETS                                           5,526,203           1,234,893
DEFERRED CHARGES AND OTHER                                    670,658             126,290
INVESTMENT IN JOINT VENTURE                                   176,983              43,413
                                                            ---------           ---------

                                                         $ 16,732,067         $ 7,563,627
                                                         ------------         -----------
                                                         ------------         -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $1,807,136            $458,206
  Accrued liabilities                                         726,244             133,328
  Due to related parties                                       22,637               9,104
  Current maturities of long-term debt                        746,785              23,200
  Current capital lease obligations                            96,267                   -
                                                            ---------             -------
      Total current liabilities                             3,399,069             623,838

DEFERRED REVENUES                                           1,003,500             689,000
LONG-TERM DEBT                                              1,171,161             809,733
CONVERTIBLE DEBT                                            3,500,000                   -
CAPITAL LEASES                                                129,054                   -
OTHER LIABILITIES                                             148,376              10,000

STOCKHOLDERS' EQUITY:
  Series B Redeemable Preferred Stock, $.01 per share
      per annum cumulative, convertible, no par
      25,000,000 shares authorized                                  -                   -
  Common stock, no par, 25,000,000 shares authorized,
      issued and outstanding shares; 8,533,587 - 1996
      and 5,316,820 - 1995                                 15,493,137           9,576,860
  Accumulated deficit                                     (8,112,230)         (4,145,804)
                                                         ------------        ------------
                                                            7,380,907           5,431,056
                                                         ------------        ------------
                                                         $ 16,732,067        $  7,563,627
                                                         ------------        ------------
                                                         ------------        ------------



           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Year ended March 31,


                                                                 1996                1995                1994
                                                                 ----                ----                ----
Revenue:
Company cafe sales                                         $7,585,190            $476,859            $428,438
Franchise operations                                          394,788             398,000             106,000
Royalties                                                     524,635             198,413              79,570
Sales of equipment and supplies                             1,050,187             702,398             280,390
                                                          -----------         -----------         -----------

Total revenue                                               9,554,800           1,775,670             894,398
Cost of company sales:
  Food and beverage                                         2,597,238             222,857             169,903
  Labor                                                     2,714,067             265,075             171,493
  Direct and occupancy                                      1,742,044              72,999             116,263
  Cost of equipment and supplies                            1,038,497             774,984             329,986
  Depreciation                                                227,631              34,865              22,775
  Other                                                       222,000              45,256               2,179
                                                          -----------         -----------         -----------

  Total cost of company sales                               8,541,477           1,416,036             812,599
                                                          -----------         -----------         -----------
General and administrative expenses                         4,261,049           2,351,025           1,248,318
Depreciation and amortization                                 380,159              43,746              73,026
Loss associated with cart and cafe closures                   410,200                  --                  --
                                                          -----------         -----------         -----------

  Operating loss                                           (4,038,085)         (2,035,137)         (1,239,545)
                                                          -----------         -----------         -----------
Other income (expense):
  Interest expense                                           (117,284)             (7,247)            (31,803)
  Interest income                                              98,295             216,842               6,444
  Debt conversion expense                                           -            (118,953)                 -
  Other income                                                 90,648              50,312              24,298
                                                          -----------         -----------         -----------

  Net Loss                                                $(3,966,426)        $(1,894,183)        $(1,240,606)
                                                          -----------         -----------         -----------
                                                          -----------         -----------         -----------
Net loss per weighted average equivalent
 common share outstanding                                       $(.61)              $(.42)              $(.53)
                                                                -----               -----               -----
                                                                -----               -----               -----
Equivalent common shares outstanding                        6,526,377           4,488,532           2,507,652
                                                            ---------           ---------           ---------
                                                            ---------           ---------           ---------


           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   Three years ended March 31, 1994, 1995 and 1996


                                                Preferred Stock                Common Stock           Accummulated
                                             ---------------------             ------------           ------------
                                             Shares        Amount         Shares           Amount       (Deficit)         Total
                                            --------      --------       --------         --------      ---------         -----
Balances, March 31, 1993                   7,950,000     $1,590,000     2,925,000         $10,000      $(930,029)       $669,971

Dividends on Series A preferred
stock                                              -              -             -               -        (30,712)        (30,712)

Dividends on Series B preferred
stock                                              -              -             -               -        (50,274)        (50,274)

Conversion of Series A preferred
stock to common stock                     (2,950,000)      (590,000)       91,820         590,000              -               -

Net loss                                           -              -             -               -     (1,240,606)     (1,240,606)
                                           ---------      ---------     ---------       ---------      ---------       ---------

Balances, March 31, 1994                   5,000,000      1,000,000     3,016,820         600,000     (2,251,621)       (651,621)

Initial public offering of common
stock, net of expenses                             -              -     1,500,000       7,288,407              -       7,288,407

Conversion of Series B preferred
stock to common stock                     (5,000,000)    (1,000,000)      200,000       1,000,000              -               -

Debt conversion expense                            -              -             -         118,953              -         118,953

Shares issued for acquisition                      -              -       600,000         569,500              -         569,500

Net loss                                           -              -             -               -     (1,894,183)     (1,894,183)
                                           ---------      ---------     ---------       ---------      ---------       ---------

Balances, March 31, 1995                           -              -     5,316,820       9,576,860     (4,145,804)      5,431,056

Shares issued for cafe purchases                   -              -       279,721         466,168              -         466,168

Warrants converted to common
stock                                              -              -       300,000         120,000              -         120,000

Note payable converted to
common stock                                       -              -       234,000         748,800              -         748,800

Shares issued for acquisitions                     -              -       505,926         467,477              -         467,477

Shares issued for private offerings,
net of expenses                                    -              -     1,604,692       3,540,722              -       3,540,722

Shares issued for joint venture
investment                                         -              -        89,428         120,166              -         120,166

Shares issued for consulting
expenses                                           -              -       203,000         452,944              -         452,944

Net loss                                           -              -             -               -     (3,966,426)     (3,966,426)
                                           ---------      ---------     ---------       ---------      ---------       ---------

Balances, March 31, 1996                           -     $              8,533,587     $15,493,137    $(8,112,230)     $7,380,907
                                           ---------     ----------     ---------     -----------    -----------      ----------
                                           ---------     ----------     ---------     -----------    -----------      ----------


            The accompanying notes are an integral part of this statement.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Year ended March 31,
                                                                          --------------------
                                                               1996                1995                1994
                                                               ----                ----                ----
Cash flows from operating activities:
   Net loss                                              $ (3,966,426)       $ (1,894,183)       $ (1,240,606)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                              607,790              78,293              56,894
   Debt conversion expense                                          -             118,953                   -
   Loss associated with cart and cafe closures                410,200                   -                   -
   Stock issued for consulting expenses                       452,944                   -                   -
   Changes in operating assets and liabilities:
   Inventories                                                (20,410)            (61,722)            (18,606)
   Deposits and prepaid expenses                             (318,478)           (217,457)             25,908
   Accounts payable and accrued liabilities                   512,923             288,704              79,021
   Payable to related parties                                (221,668)             (8,492)              7,417
   Deferred revenue                                           314,500              18,000             351,000
   Accounts receivable                                         21,768            (111,283)           (122,081)
   Notes receivable                                           200,718            (228,776)           (169,500)
   Deferred charges and other assets                         (523,570)            143,936                   -
   Other liabilities                                          138,376                   -                   -
                                                              -------             -------             -------
  Net cash used in operating activities                    (2,391,333)         (1,874,027)         (1,030,553)
Cash flows from investing activities:
     Purchase of furniture and equipment                   (1,432,166)           (333,074)            (32,138)
     Increase in intangible assets                             (2,225)                  -                (402)
     Investment in joint venture                              (13,404)                  -                   -
     Cash paid for net assets acquired and other
  acquisition expenses                                     (5,554,427)           (676,170)                  -
                                                            ---------             -------             -------

  Net cash used in investing activities                    (7,002,222)         (1,009,244)            (32,540)
Cash flows from financing activities:
     Proceeds from issuing convertible debt                 3,500,000                   -                   -
     Proceeds from issuing common stock, net                3,540,722           7,288,407                   -
     Proceeds from (payment) of notes payable                (494,206)           (678,000)            478,000
     Dividends paid on preferred stock                              -                   -             (80,986)
     Expenditures for initial public offering                       -                   -            (131,343)
     Proceeds from capital lease obligations                  144,839                   -                   -
     Proceeds from warrant conversions                        120,000                   -                   -
                                                              -------             -------             -------

  Net cash provided by financing activities                 6,811,355           6,610,407             265,671
                                                            ---------           ---------             -------
Net (decrease) increase in cash                            (2,582,200)          3,727,136            (797,422)
Cash and cash equivalents, beginning of period              3,764,278              37,142             834,564
                                                            ---------           ---------             -------
Cash and cash equivalents, end of period                 $  1,182,078        $  3,764,278        $     37,142
                                                            ---------           ---------              ------
                                                            ---------           ---------              ------



            The accompanying notes are an integral part of this statement.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                                              Year ended March 31,
                                  ---------------------------------------
                                       1996           1995           1994
                                       ----           ----           ----
Cash paid for:
    Income taxes                  $       -      $       -      $       -
    Interest                         55,006          7,247         22,243

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



                                                         Year ended March 31
                                                      --------------------------
                                                        1996           1995
                                                     ----------     ----------
Cash paid                                            $5,375,000       $500,000
Note payable                                          1,350,000        745,874
Common stock issued                                     467,477        569,500
Liabilities assumed                                   1,960,251        113,306
Costs associated with acquisitions                      250,185        176,170
                                                     ----------     ----------
                                                      9,402,913      2,104,850
Fair valur of assets required                        (4,994,719)      (885,067)
License rights                                                -       (100,000)
Goodwill resulting from acquisitions                 $4,408,194     $1,119,783
                                                     ----------     ----------
                                                     ----------     ----------


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

    ROYALTY REVENUE- Royalty revenue is recorded as earned in accordance with specific terms of each franchisee agreement.

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

    13.  LOSS PER SHARE

    Loss per common share is based upon the weighted average number of common and common equivalent shares outstanding. The computations of loss per common share have been adjusted for dividend requirements on the preferred stock of $77,237 ($.03 per common share equivalent).

    For all periods presented, the options, warrants and Series B preferred stock are anti-dilutive. Accordingly, only the common shares outstanding are included in the computation of weighted average shares outstanding, and no fully diluted loss per share is presented.

    14.  ADVERTISING

    All costs related to marketing and advertising are charged to operations in the year incurred and totalled $420,000, $423,000 and $190,000 for the years ended March 31, 1996, 1995, and 1994, respectively.

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

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994

NOTE D - ACQUISITION OF OH LA LA!, INC. - CONTINUED

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

                                                             Unaudited
                                                          ended March 31,
                                                   ----------------------------
                                                      1996              1995
                                                   -----------      -----------
    Total revenues                                 $16,693,385      $11,667,144
    Net loss                                       $(3,676,520)     $(1,306,986)
    Loss per share                                       $(.53)           $(.26)
    Weighted average shares outstanding              6,929,731        4,994,458


NOTE H - PROPERTY AND EQUIPMENT

    Property and equipment at March 31, consist of the following:


                                                     1996              1995
                                                  ----------        ----------
    Office furniture and equipment               $  361,873          $182,271
    Tenant improvements                           3,196,634           688,285
    Cafe equipment                                2,798,701           429,159
    Cart equipment                                        -           191,746
                                                 ----------        ----------
                                                  6,357,208         1,491,461

    Less accumulated depreciation and
    amortization                                   (619,228)         (150,353)
                                                 ----------        ----------
                                                 $5,737,980        $1,341,108
                                                 ----------        ----------
                                                 ----------        ----------

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994


NOTE I - NOTES RECEIVABLE

    Notes receivable at March 31, consist of the following:

                                                    1996             1995
                                                    ----             ----

         Equipment billings receivable         $    317,880      $   329,405
         Advertising fees receivable                 60,000                -
         Franchise fees receivable                  286,000          270,000
         Notes from franchisees                     920,445                -
         Note from joint venture                    200,000                -
                                                    -------          -------

                                                  1,784,325          599,405
         Less current portion                       485,751          193,129
                                                    -------          -------

                                               $  1,298,574      $   406,276
                                                  ---------          -------
                                                  ---------          -------

NOTE J - INTANGIBLE ASSETS

    Intangible assets at March 31, 1996 consist of the following:

                                                   Accumulated
                                        Cost       Amortization         Net
                                  -------------    ------------   -------------

         Goodwill                 $   5,575,006    $    143,338   $   5,431,668
         Organizational cost             35,658          31,123           4,535
         License rights                 100,000          10,000          90,000
                                      ---------         -------       ---------

         Total                    $   5,710,664    $    184,461   $   5,526,203
                                      ---------         -------       ---------
                                      ---------         -------       ---------


    Intangible assets at March 31, 1995 consist of the following:

                                                   Accumulated
                                        Cost       Amortization         Net
                                  -------------    ------------   -------------

         Goodwill                 $   1,119,783   $           -      $1,119,783
         Organizational cost             32,733          17,623          15,110
         License rights                 100,000               -         100,000
                                      ---------          ------         -------

         Total                    $   1,252,516    $     17,623      $1,234,893
                                      ---------          ------      ----------
                                      ---------          ------      ----------

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994

NOTE K - ACCRUED LIABILITIES

    Accrued liabilities at March 31, consist of the following:

                                                  1996          1995
                                                  ----          ----

    Accrued payroll                         $    243,948   $     35,192
    Accrued payroll taxes                        142,973         16,450
    Other                                        339,323         81,686
                                                 -------         ------

                                            $    726,244   $    133,328
                                                 -------        -------
                                                 -------        -------


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

    The following presents the related party activities described above:

                                        1996         1995         1994
                                        ----         ----         ----

    Compensation to chairman        $   94,328   $   75,000   $        -
    Management fees                          -            -       60,000
    Expense reimbursement               58,944            -            -
    Dividends                                -            -       24,674
    Bonus                               35,000            -            -
    Interest (income) expense           (4,401)       7,247       31,803
                                        ------        -----       ------

                                    $  183,871   $   82,247   $  116,477
                                       -------       ------      -------
                                       -------       ------      -------

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994

NOTE M - LONG-TERM DEBT

    Long-term debt at March 31, consists of the following:



                                                                        1996           1995
                                                                     ----------     ----------
    Note payable to Chart House Enterprises, Inc.
            The note bears interest at ten percent per annum
            and is payable interest only for the first twelve
            months beginning February 1, 1996, and thereafter
            principal payments shall be payable in eight equal
            quarterly payments in amounts sufficient to fully
            amortize the entire principal balance over a period
            of eight quarters.  The note is collateralized by
            franchisee note receivables.                            $   965,000    $         -

    Note payable to Chart House Enterprises, Inc., due
            April 30, 1997.  The note bears interest at ten
            percent per annum and is payable quarterly in
            arrears.  The note is collateralized by certain
            Company owned stores.                                       385,000              -

    Loan payable to Sanwa Bank, due March 31, 1996.
            The loan bears interest at 9.3125% and is
            collateralized by certain Company owned stores.             350,000              -

    Tenant improvement loans with terms calling for
            monthly principal and interest payments over a
            period ranging from one to ten years with interest
            rates ranging from 7.5 to 11 percent.                       217,946         87,059

    Note payable to Oh La La! in connection with the acquisi-
            tion of Oh La La!  The note (face value $932,342)
            plus accrued interest at 6% per annum is due March
            30, 1997.  The amount due plus accrued interest may
            be paid with Company common ST                                    -        745,874
                                                                        -------        -------

                                                                      1,917,946        832,933

            Less current maturity                                       746,785         23,200
                                                                        -------         ------
                                                                    $ 1,171,161    $   809,733
                                                                      ---------        -------
                                                                      ---------        -------


                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994


NOTE M - LONG-TERM DEBT - CONTINUED

    Maturities of long-term debt as of March 31, 1996 are as follows:

         Year ending March 31,
              1997                               $746,785
              1998                                828,595
              1999                                322,623
              2000                                 15,173
              2001                                  4,770
                                                 --------

                                               $1,917,946
                                               ----------
                                               ----------


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

3.  STOCK SPLIT

    On June 8, 1994, the Company declared a five-for-one stock split effected in the form of a 25% stock dividend on its Common Stock, without par value, to be payable on July 15, 1994 to shareholders of record on June 30, 1994. On or prior to June 10, 1994, employees and officers holding securities, including warrants and options, waived their rights to receive the stock split and also waived the impact such stock split would have on any options or warrants held by the security holders, including, but not limited to, any anti-dilution provisions relating to such options and warrants. All references in the financial statements to number of shares and per share data of the Company's common stock have been adjusted as appropriate to reflect this stock split.

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

9.  Escrow Agreement

    Certain stockholders, directors, and officers of he Company (the "Security Holders") placed an aggregate of 855,300 of their currently outstanding Company shares in escrow (the "Escrowed Shares") in connection with the Company's public offering of its Common Stock in May of 1994. The Escrow Agreement provides that the Escrowed Shares be released to the Security Holders if the Company achieves certain earnings requirements during the fiscal years ended March 31, 1995, 1996, 1997, and 1998. The Company has not achieved the requirements during its 1995 and 1996 fiscal years. In the event that the Company does not meet any of the earnings requirements by March 1998 all of the escrowed shares shall be released in March 1999. If any Security Holder exercises warrants or options to acquir additional Common shares of the Company ("Additional Shares"), one-third of such Additional Shares must be placed in escrow and will be released pursuant to the Escrow Agreement as if they were Escrowed Shares.

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

         The Company granted options to purchase shares of its common stock as follows:


                                                    Number
                                                   of Shares       Option Prices
                                                   ---------       -------------

Shares under option at March 31, 1994               198,750               $3.00

    Granted                                         100,000        $2.12 - 3.00
    Exercised                                             -

Shares under option at March 31, 1995               298,750        $2.12 - 3.00

    Granted                                       1,100,000        $1.75 - 2.00
    Exercised                                             -
    Terminated                                    (298,750)        $2.12 - 3.00
                                                  ---------
    Outstanding at March 31, 1996                 1,100,000        $1.75 - 2.00

    Exercisable at March 31, 1996                    87,000        $1.75 - 2.00

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994

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

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994


Future minimum rents are as follows for each of the years ending March 31,:


                                              Capital Lease     Operating Lease
                                              -------------     ---------------
    1997                                           $117,606          $1,253,490
    1998                                             42,240           1,236,168
    1999                                             42,240           1,090,232
    2000                                             42,240             984,876
    2001                                             38,720             720,676
    Thereafter                                        6,514             906,806
                                                   --------          ----------


    Future minimum lease payments                   289,560          $6,192,248
                                                                     ----------
                                                                     ----------

    Amounts representing interest                    64,239
                                                   --------

    Present value of minimum lease payments        $225,321
                                                   --------
                                                   --------

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

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994


                                                    1996               1995
                                                 ----------         ----------
    Deferred tax assets:
        Net operating losses                     $2,800,000          1,500,000
    Temporary differences:
            Franchise fees collected                287,000            168,000
            Depreciation and other                   20,000              8,000
        Valuation allowance                      (3,107,000)        (1,676,000)
                                                 ----------         ----------
                                                 $        -         $        -
                                                 ----------         ----------
                                                 ----------         ----------

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

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1996, 1995 and 1994


    NOTE V - THE COMPANY'S OPERATING PLAN - CONTINUED

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

NOTE W - SUBSEQUENT EVENT

    As of July 11, 1996, the Company has obtained three separate lines of credit amounting to $925,000. The Company obtained a $350,000 line of credit bearing interest at 15% due April 30, 1997. Senior management also provided a line of credit in the amount of $175,000 bearing interest at prime plus 2% due April 30, 1997. Additionally, the Company obtained a $400,000 separate line of credit bearing interest at 15% due April 30, 1997 and requiring that the $350,000 line of credit and the senior management line of credit for $175,000 be fully drawn before the Company utilizes this line. All of the Company's assets will be collateralized under the terms of these lines of credit.

                                       PART III


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

                              Summary Compensation Table


                                       Annual Compensation             Long Term Compensation
                              --------------------------------------  -----------------------
                                                                              Awards
                                                                              ------
                                                                                   Securities
Name of Individual                                         Other      Restricted   Underlying           All
  and Principal      Fiscal                                Annual       Stock       Options/           Other
    Position          Year      Salary       Bonus      Compensation    Awards       SARS(#)       Compensation
------------------   ------   ----------    -------     ------------  ----------   ----------      ------------
Gary C. Nelson        1996     $158,065     $35,000         $-0-         None        167,000           $-0-
  President/Chief     1995     $147,538       -0-            -0-         None          -0-              -0-
  Executive Officer   1994     $111,250       -0-            -0-         None         87,500            -0-
Steven J. Orlando     1996     $ 97,050     $35,000         $-0-         None        175,000           $-0-
  Chief Financial     1995       78,431       -0-            -0-         None        100,000            -0-
  Officer             1994        -0-         -0-            -0-         None          -0-              -0-
Richard Shannon       1996     $ 94,328     $35,000         $-0-         None        174,250           $-0-
  Chairman of         1995       75,000       -0-            -0-         None          -0-              -0-
  the Board           1994       60,000       -0-            -0-         None         18,750            -0-



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

                 Option Grants During the Company's 1996 Fiscal Year

    The following table sets forth certain information concerning all options granted during fiscal 1996 to certain of the Company's most highly compensated executive officers. The Company did not grant any stock appreciation rights ("SARs") during fiscal 1996.



                                                                                                Potential Realizable Value at
                                                                                                   Assumed Annual Rates of
                                                                                                 Stock Price Appreciation for
                                  Individual Grants                                                     Option Term
  -------------------------------------------------------------------------------------         -----------------------------

                        Number of       Percent of total
                        securities      options granted     Exercise or
                        underlying        to employees       base price
      Name           options granted     in fiscal year      per share      Expiration date           5%               10%
  ------------       ---------------    ----------------    -----------     ---------------       ----------       ---------
Gary C. Nelson            27,000             3%              $1.93          May 2000             $  8,100         $  24,030

                         140,000            17                2.20          October 2000           49,000           142,800

Richard D. Shannon        11,250             1                1.93          May 2000                3,375            10,013

                         163,000            20                2.20          October 2000          101,060           166,260

Steven J. Orlando         75,000             9                1.75          May 2000               36,000            80,250

                         100,000            12                2.00          October 2000           55,000           122,000



      Aggregated Option Exercises in Last Fiacal Year and Year-End Option Values

    The following table sets forth certain information concerning all options held by certain of the Company's most highly compensated executive officers at the end of the Company's 1996 fiscal year (March 31, 1996). The Company has never granted any stock appreciation rights ("SARs"). All of the options listed in the table below are currently exercisable.



                                                                 Number of Securities        Value of
                                                                      underlying           Unexercised
                               Number of Shares        Value      unexercised options     in-the-Money
    Name                     Acqired on Exercise      Realized     at March 31, 1996         Options
------------                 -------------------      --------   --------------------     ------------
Gary C. Nelson                      None                N/A            254,000                N/A

Richard D. Shannon (1)              None                N/A            193,000                N/A

Steven J. Orlando                   None                N/A            275,000                N/A



--------------------

(1) On October 30, 1995, Baycor Ventures, Inc., a company of which Mr. Shannon is a Director and 50% shareholder, exercised options to purchase 300,000 shares of the Company's Common Stock at a purchase price of $0.40 per share. The value recognized on these shares was approximately $742,500.

EMPLOYMENT AGREEMENTS

    The Company entered into a three-year employment agreement in February 1994 with Richard D. Shannon. The Company amended this agreement effective January 1, 1996, increasing the base salary to $137,388 per year and extending the term two years to January 31, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $96,172 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. Pursuant to the employment agreement, Mr. Shannon will act as Chairman of the company, will serve on the Board of Directors and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $75,000,
(b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the United States Department of Labor (the "Department of Labor"), (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors, under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. The employment agreement between the Company and Mr. Shannon does not require him to spend more than 80% of his time on Company business.

    The Company entered into a three year employment agreement in February 1994 with Gary C. Nelson. The Company amended this agreement effective January 1, 1996, extending the term two years to January 31, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $116,207 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. Pursuant to the employment agreement, Mr. Nelson will act as President and Chief Executive Officer of the Company, will serve on the Board of Directors and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $145,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common shares of the Company as may be granted pursuant to the terms of the Stock Option Plan.

    The Company entered into a three-year employment agreement in February 1994 with Bradley B. Landin. The Company amended this agreement in May of 1996 reducing the base salary to $73,274 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. Pursuant to the employment agreement, Mr. Landin will act as Senior Vice President Operations of the Company, will serve on the Board of Directors and will be entitled to receive among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan.

    The Company entered into a three-year employment agreement in February 1994 with Thomas A. Craig. The Company amended this agreement in May of 1996 reducing the base salary to $73,274 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. Pursuant to the employment agreement, Mr. Craig will act as Vice President -- Marketing and Real Estate of the Company, and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan.

    The Company entered into a three-year employment agreement in July of 1994 with Steven J. Orlando. The Company amended this agreement effective January 1, 1996, increasing the base salary to $117,000 per year and extending the term two years to July 15, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $81,900 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. Pursuant to the employment agreement, Mr. Orlando will act as Vice President -- Chief Financial Officer of the Company, and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan.

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

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 1997                   JAVA CENTRALE, INC.



                                  By:    /S/ GARY C. NELSON
                                       ----------------------------------------
                                       Gary C. Nelson
                                       President and Chief Executive Officer

                                  And By:  /S/ STEVEN J. ORLANDO
                                          -------------------------------------
                                         Steven J. Orlando
                                         Senior Vice President and
                                         Chief Financial Officer
                                          (Principal Financial and Accounting
                                              Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /S/ KEVIN R. BAKER                                        March 5, 1997
----------------------------------------
Kevin R. Baker, Director

 /S/ LYLE P. EDWARDS                                       March 5, 1997
----------------------------------------
Lyle P. Edwards, Director

 /S/ GARY C. NELSON                                        March 5, 1997
----------------------------------------
Gary C. Nelson, President and Director

 /S/ RICHARD D. SHANNON                                    March 5, 1997
----------------------------------------
Richard D. Shannon, Director and
  Chairman of the Board