Form 10-Q/A
period 1996-06-30
JAVA CENTRALE INC /CA/
filed 1997-03-07
CIK 920528

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                     FORM 10-Q/A

    [X] QUARTERLY REPORT PURSUANT TO Section 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                           Commission file no. 0-23936 (CA)


                                 JAVA CENTRALE, INC.
                (Exact name of registrant as specified in its charter)



                 California                              68-0268780
        ---------------------------------              -------------------
         (State of other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)             Identification No.)



         1610 Arden Way, Suite 145
           Sacramento, California                             95815
    ---------------------------------------                 ----------
    (Address of principal executive office)                (Zip Code)


         Issuer's telephone number:         (916) 568-2310
                                             --------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 1996, 10,778,003 shares of Common Stock (no par value) were outstanding.

                         JAVA CENTRALE, INC., AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                            June 30, 1996    March 31, 1996
                                            -------------    --------------
                                             (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                       $400,682        $1,182,078

 Notes receivable - current                       951,873           485,751

 Accounts receivable, net                         619,998           405,574

 Inventories                                      361,687           417,780

 Notes receivable-officer                         232,619           235,201

 Prepaid expenses and other                       650,460           595,285
                                              -----------       -----------
 Total current assets                           3,217,319         3,321,669


NOTES RECEIVABLE                                  800,337         1,298,574

PROPERTY AND EQUIPMENT, NET                     5,221,426         5,737,980

INTANGIBLE ASSETS                               5,439,204         5,526,203

DEFERRED CHARGES AND OTHER                        664,470           670,658

INVESTMENT IN JOINT VENTURE                       176,983           176,983
                                              -----------       -----------
                                              $15,519,739       $16,732,067
                                              -----------       -----------
                                              -----------       -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                               $1,571,880        $1,807,136

Accrued liabilities                               514,127           726,244

Due to related parties                             64,129            22,637

Short term and current maturities of
 long-term debt                                 1,642,074           746,785

Current capital lease obligations                  72,379            96,267
                                              -----------       -----------

Total current liabilities                       3,864,589         3,399,069

           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                     (Continued)


                                            June 30, 1996    March 31, 1996
                                            -------------    --------------
                                             (Unaudited)

DEFERRED REVENUES                               1,068,500         1,003,500

LONG-TERM DEBT                                    265,565         1,171,161

CAPITAL LEASES                                  2,240,000         3,500,000

CONVERTIBLE DEBT                                  202,228           129,054

OTHER LIABILITIES                                 190,600           148,376

STOCKHOLDERS' EQUITY:

Series B Redeemable Preferred Stock, $.01
 per share per annum cumulative,
 convertible, no par 25,000,000 shares
 authorized                                            --                --

Common stock, no par, 25,000,000 shares
 authorized, issued and outstanding
 shares; 10,082,980 at June 30, 1996, and
 8,533,587 at March 31, 1996                   16,564,137        15,493,137

Accumulated deficit                            (8,875,880)       (8,112,230)
                                              -----------       -----------
                                                7,688,257         7,380,907
                                              -----------       -----------
                                              $15,519,739       $16,732,067
                                              -----------       -----------
                                              -----------       -----------














           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                 Three months ended
                                                       June 30,
                                               1996              1995
                                              ------            ------

Revenue:

   Company cafe sales                          $4,014,604        $1,006,423


   Franchise operations                            80,000             5,500

   Royalties                                      297,276            56,867

   Sales of equipment and supplies                 97,947            27,092
                                               ----------        ----------
       Total revenue                            4,489,827         1,095,882
                                               ----------        ----------

Cost of company sales:

   Food and beverage                            1,421,894           326,711

   Labor                                        1,486,062           316,605

   Direct and occupancy                           862,855           215,432

   Cost of equipment and supplies                 101,445            12,388

   Depreciation                                   159,132             9,486

   Other                                           48,763            13,568
                                               ----------        ----------
      Total cost of company sales               4,080,151           894,190
                                               ----------        ----------

General and administrative expenses             1,103,190           844,716

Depreciation and amortization                     159,465            69,465
                                               ----------        ----------

      Operating loss                             (852,979)         (712,489)
                                               ----------        ----------

Other income (expense):

   Interest expense                               (87,941)          (13,997)

   Interest income                                 22,262            37,889

   Gain on sale of assets                          66,398                 -

   Other income                                    88,610            23,655
                                               ----------        ----------
      Net loss                                 $ (763,650)       $ (664,942)
                                               ----------        ----------
                                               ----------        ----------
Net loss per weighted average equivalent
    common share outstanding                        $(.08)           $(0.13)
                                               ----------        ----------
                                               ----------        ----------
Equivalent common shares outstanding            8,994,033         5,317,052
                                               ----------        ----------
                                               ----------        ----------

           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                 Three months ended
                                                       June 30,

                                               1996              1995
                                              ------            ------

Increase (decrease) in cash:

Net cash flows from operating activities:      $ (573,450)       $ (417,650)
                                               ----------        ----------

Cash flows from investing activities:
   Purchase of furniture and equipment           (184,544)          (27,772)
   Proceeds from the sale of assets               325,100                 -
   Increase (decrease) in other                    48,412                 -
                                               ----------        ----------
Net cash provided (used) in investing
   activities                                     188,968           (27,772)
                                               ----------        ----------
Cash flows from financing activities:
   Payment of notes payable                      (461,369)           (5,800)
   Proceeds from capital lease obligations         64,455                 -
                                               ----------        ----------
   Net cash used by financing activities         (396,914)           (5,800)
                                               ----------        ----------
   Net (decrease) in cash                        (781,396)         (451,222)

Cash and cash equivalents, beginning of
period                                          1,182,078         3,764,278
                                               ----------        ----------
Cash and cash equivalents, end of period       $  400,682        $3,313,056
                                               ----------        ----------
                                               ----------        ----------
Cash paid for:
   Income tax                                          $-                $-
   Interest                                    $  114,224        $    2,250







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



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:


Sale of certain assets of Java Centrale, Inc., and Subsidiary for the quarter ended June 30, 1996.



               Cash received                           $  325,100
               Note receivable                            296,934
               Net book value of assets sold             (555,636)
                                                       ----------
               Gain on sale of assets                  $   66,398
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

     The Company actually opened one franchisee-owned cafes during the quarter ended June 30, 1996, as compared to opening zero franchisee-owned cafes during
the quarter ended June 30, 1995.   The Company closed one Company-owned cafe,
sold three Company-owned cafes to franchisees, and sold three Company-owned carts to a licensee during the quarter ended June 30, 1996, as compared to none in 1995.

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

     Revenues from the Company's royalties increased $240,000, or 421%, to $297,000 for the quarter ended June 30, 1996, from $57,000 for the quarter ended June 30, 1995. This increase resulted primarily from the royalties associated with the acquisition of the Paradise Bakery franchise operations amounting to $191,000 and the opening of 15 new Java Centrale franchisee-owned locations during the 1996 fiscal year as compared to 1995.Revenues from the Company's equipment sales increased $71,000, or 263%, to $98,000 for the quarter ended June 30, 1996 from $27,000 for the quarter ended June 30, 1995. This increase resulted primarily from an increase of one franchisee-owned cafe location opened during the quarter ended June 30, 1996, as compared to zero franchisee-owned cafe locations opened during the quarter ended June 30, 1995. The Company sold the equipment required for the cafe to substantially all of its franchisee-owned locations up until May, 1996, at which time the Company discontinued selling equipment directly to the franchisees.

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

     As of June 30, 1996, the Company had received $213,000 in funding of leases associated with Company-owned cafes and received a $400,000 loan pursuant to a short-term note payable.

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

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 5, 1997                               JAVA CENTRALE, INC.
                                                     (Registrant)



                                   By:        /S/ GARY C. NELSON
                                      ---------------------------------------
                                                  Gary C. Nelson
                                     President and Chief Executive Officer


                                   By:       /S/ STEVEN J. ORLANDO
                                      ---------------------------------------
                                                 Steven J. Orlando
                                   Vice President and Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)