Form 10-Q/A
period 1996-09-30
JAVA CENTRALE INC /CA/
filed 1997-03-07
CIK 920528

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                     FORM 10-Q/A

              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

              [__]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                           Commission file no. 0-23936 (CA)

                                 JAVA CENTRALE, INC.

                (Exact name of registrant as specified in its charter)

                California                                      68-0268780
         ---------------------                   ------------------------------
    (State of other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification No.)



    1610 Arden Way, Suite 145
       Sacramento, California                                     95815
    --------------------------------                  ----------------------
(Address of principal executive office)                         (Zip Code)

                    Issuer's telephone number:     (916) 568-2310
                                                -------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No.    .
                                      ----     ----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 8, 1996, 12,902,243 shares of Common Stock (no par value) were outstanding.

                         JAVA CENTRALE, INC., AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                            September 30,   March 31,
                                               1996           1996
                                             (Unaudited)
                                            -------------  ------------


 CURRENT ASSETS:
   Cash and cash equivalents                $1,497,920     $1,182,078
   Notes receivable - current                  898,732        485,751
   Accounts receivable, net                    590,630        405,574
   Inventories                                 381,905        417,780
   Notes receivable - officer                  229,983        235,201
   Prepaid expenses and other                  763,316        595,285
                                           ------------    ------------
      Total current assets                   4,362,486      3,321,669

 NOTES RECEIVABLE                              887,687      1,298,574
 PROPERTY AND EQUIPMENT, NET                 4,725,341      5,737,980
 INTANGIBLE ASSETS                           5,352,204      5,526,203
 DEFERRED CHARGES AND OTHER                    677,059        670,658
 INVESTMENT IN JOINT VENTURE                   176,983        176,983
                                           ------------    ------------

                                           $16,181,760    $16,732,067
                                           -----------    -----------
                                           -----------    -----------



                         LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                         $1,880,293     $1,807,136
   Current maturities of long-term debt      1,121,000        711,745
   Short term debt                             761,253         35,040
   Current capital lease obligations            57,250         96,267
   Accrued liabilities                         689,003        726,244
   Due to related parties                       89,451         22,637
                                           ------------    ------------

    Total current liabilities                4,598,250      3,399,069

 DEFERRED REVENUES                             833,500      1,003,500
 LONG-TERM DEBT                                339,990      1,171,161
 CONVERTIBLE DEBT                            1,749,546      3,500,000
 CAPITAL LEASES                                137,124        129,054
 OTHER lIABILITIES                             129,740        148,376

           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS



                                                                        September 30,              March 31,
                                                                             1996                    1996
                                                                         (Unaudited)
                                                                          -------------            -----------
STOCKHOLDERS' EQUITY
 Series B Redeemable Preferred Stock, $.01 Per share
   per annum cumulative, convertible, no par
   25,000,000 shares authorized - none outstanding                               --                        --
 Common Stock, no par, 25,000,000 shares authorized,
   issued and outstanding shares;  12,902,243 at
   September 30,1996, and 8,533,587 at March 31, 1996                     18,017,091               15,493,137
Accumulative deficit                                                      (9,623,481)              (8,112,230)
                                                                       -------------             ------------
                                                                           8,393,610                7,380,907
                                                                       -------------             ------------
                                                                        $16,181,76 0              $16,732,067
                                                                        ------------              -----------
                                                                        ------------              -----------

                                       -3-

                      JAVA CENTRALE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three months ended                Six months ended
                                                                    September 30,                 September 30,


                                                     ------------    -----------    -----------   ------------
                                                          1996           1995           1996           1995
                                                     ------------    -----------    ----------- ------------
Revenue:
  Company cafe sales                                  $3,541,892     $1,192,669     $7,556,496     $2,199,092
  Franchise operations                                   123,000         79,500        203,000         85,000
  Royalties                                              316,699         73,352        613,975        130,219
  Sales of equipment and supplies                          9,895        103,881        107,842        130,973
                                                      ----------     ----------     ----------     ----------
Total revenue                                          3,991,486      1,449,402      8,481,313      2,545,284
                                                      ----------     ----------     ----------     ----------


Cost of company sales:
  Food and beverage                                    1,230,338        386,269      2,652,232        712,980
  Labor                                                1,258,534        451,312      2,744,596        767,917
  Direct and occupancy                                   701,433        287,046      1,564,288        502,478
  Cost of equipment and supplies                             804         91,992        102,249        104,380
  Depreciation                                           161,793         26,352        320,925         35,838
  Other                                                   41,470         38,925         90,233         52,493
                                                      ----------     ----------     ----------     ----------
Total cost of company sales                            3,394,372      1,281,896      7,474,523      2,176,086
                                                      ----------     ----------     ----------     ----------


General and administrative expenses                    1,009,170      1,339,592      2,112,360      2,184,308
Depreciation and amortization                            159,465         69,965        318,930        139,430
Loss associated with cafe closures                       128,580         96,498        128,580         96,498
                                                      ----------     ----------     ----------     ----------
  Operating loss                                        (700,101)    (1,338,549)    (1,553,080)    (2,051,038)
                                                      ----------     ----------     ----------     ----------

Other income  (expense):
  Interest expense                                       (90,262)       (15,752)      (178,203)       (29,749)
  Interest income                                         25,292         22,987         47,554         60,876
  Gain (Loss)  on sale of assets                         (30,414)             -         35,984              -
  Other income                                            47,884              -        136,494         23,655
                                                      ----------     ----------     ----------     ----------

  Net loss                                             $(747,601)   $(1,331,314)   $(1,511,251)   $(1,996,256)
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

Net loss per weighted average equivalent
  common share outstanding                            $     (.07)    $     (.23)    $     (.15)    $    (0.36)
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

Equivalent common shares outstanding                  10,946,633      5,761,582      9,985,470      5,539,698


         The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                        Six months ended
                                                           September 30,

                                                      1996           1995
                                                  -------------  -------------
Increase (decrease) in cash

Net cash flows from operating activities:          $(1,158,823)   $(1,406,878)

Cash flows from investing activities:
  Purchase of furniture and equipment                 (199,812)      (410,859)
  Proceeds from the sale of assets                     351,100              -
  Acquisition of cafes                                       -        (45,000)
  Increase (decrease) in other                          20,997        (80,445)
  Net cash used in investing activities                172,285       (536,304)

Cash flows from financing activities:
  Proceeds from the issuance of common stock           962,500      3,561,837
  Proceeds from capital lease obligations               64,455              -
  Proceeds from short term borrowing                   750,000              -
  Payment of notes payable and capital leases         (474,575)        (9,628)

Net cash provided by financing activities            1,302,380      3,552,209

Net increase (decrease) in cash                        315,842      1,609,027

Cash and cash equivalents, beginning of period       1,182,078      3,764,278

Cash and cash equivalents, end of period            $1,497,920     $5,373,305
                                                     ---------      ---------
                                                     ---------      ---------

Cash paid for:
  Income tax                                        $        -      $       -
  Interest                                          $  205,086      $  15,769


         The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                                     (UNAUDITED)

NON-CASH TRANSACTIONS:

    During the six months ended September 30, 1996, and 1995, the Company increased its notes receivable derived from deferred revenue by $290,000 and $196,500 respectively.

    During the six months ended September 30, 1996, the Company terminated 8 franchise agreements and refunded $27,500 and canceled $45,000 in notes associated with franchise fees.

    During the six months ended September 30, 1996, holders of the convertible debt converted $1,750,454 of the notes into 2,580,194 shares of common stock pursuant to the terms of their notes.

    During the six months ended September 30, 1995 the Company completed the initial phase of a joint venture for the development of the Florida market and issued 89,428 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

    Sale of certain assets of Java Centrale, Inc., and Subsidiary for the six months ended September 30, 1996.

    Cash received                           $351,100
    Note receivable                          603,656
    Liabilities assumed                       69,433
    Net book value of assets sold           (988,205)
                                            --------
    Gain (Loss) on sale of assets           $ 35,984
                                            --------
                                            --------


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

    The September 30, 1996 financial statements included herein are unaudited. They contain, however, all adjustments which, in the opinion of management are necessary to present fairly the financial position of the Company at September 30, 1996 and September 30, 1995, and March 31, 1996; and the results of its operations for the three months and six months ended September 30, 1996 and 1995, and its cash flows for the six months ended September 30, 1996 and 1995, respectively.

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

    As of September 30, 1996, the Company had operating 31 Company-owned locations and 70 franchisee-owned locations, as compared to 23 Company-owned locations and 16 franchisee-owned locations as of September 30, 1995.

    The Company entered into agreements with franchisees to open five cafes during the quarter ended September 30, 1996, as compared to entering into agreements with franchisees to open ten cafes during the quarter ended September 30, 1995. During the six months ended September 30, 1996, the Company entered into agreements with franchisees to open ten cafes (of which nine were operating as of September 30, 1996), as compared to entering into agreements with franchisees to open 12 cafes during the six months ended September 30, 1995. The Company canceled agreements for eight locations (prior to the opening of such locations) during the quarter ended September 30, 1996 as a result of the Company and the franchisees inability to select an acceptable location, as compared to 53 of which 45 were with one franchisee during the quarter ended September 30, 1995. For the six months ended September 30, 1996 the Company canceled agreements for eight locations as compared to 54 during the six months ended September 30, 1995.

    The Company opened two franchisee-owned cafes during the quarter ended September 30, 1996, as compared to opening one franchisee-owned cafe during the quarter ended September 30, 1995. During the quarter ended September 30, 1996 the Company sold two Company-owned cafes to a franchisee, opened one Company-owned cart, acquired no franchisee-owned cafes, and closed one Company-owned cafe, as compared to not selling any Company-owned cafes, acquiring four franchisee-owned cafes and closing no Company-owned cafes during the quarter ended September 30, 1995. The Company opened three franchisee-owned cafes and closed one franchisee-owned cafe during the six months ended September 30, 1996, as compared to opening one franchisee-owned cafe during the six months ended September 30, 1995. The Company closed two Company-owned cafes, sold five Company-owned cafes to franchisees, and sold three Company-owned carts to a licensee during the six months ended September 30, 1996, as compared to acquiring four franchisee-owned cafes during the six months ended September 30, 1995.

    (The figures given in the two foregoing paragraphs, for agreements to open franchised cafes and for actual cafe openings, cannot be reconciled because they refer to different stages of the contracts. The first of the two foregoing paragraphs refers to agreements with franchisees for the allocation of market areas and the opening of cafes in the future, while the immediately preceding paragraph refers to cafe locations actually open and operating.)

    On November 14, 1994 the Company entered into a ten-year Joint Venture Formation Agreement with Banyan Capital, Limited Partnership for the development of 50 cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. The Joint Venture Formation Agreement and related transactions was completed in July, 1995 and as of September 30, 1996, there were three cafes operating under this agreement.

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

    On December 31, 1995, the Company acquired 100% of the outstanding stock of Paradise Bakery, Inc. At the time of the acquisition, Paradise Bakery had seven Company-owned and 44 franchisee-owned bakery/cafes operating in nine states. On January 1, 1996, the Company acquired through a merger with Founders Venture, Inc., seven franchisee-owned bakery/cafes operating in Texas. On January 1, 1996, the Company acquired through an asset purchase agreement three franchisee-owned bakery/cafes operating in Northern California. Immediately following these three acquisitions, the Company was operating 17 Company-owned and 34 franchisee-owned bakery/cafes. The Company opened one Company-owned bakery/cafe in the year ended March 31, 1996. These acquisitions of bakery/cafe locations will represent a significant portion of the Company's revenues and operations.

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

    Revenues from the Company's franchising operations increased to $123,000 for the quarter ended September 30, 1996, from $79,500 for the quarter ended September 30, 1995. This increase resulted from franchise fees of $15,000 recognized from opening one franchisee-owned Paradise Bakery and the recognition of $108,000 in fees associated with the opening of one Java Centrale franchisee-owned cafe and the sale of two Company-owned Java Centrale cafes to a franchisee and forfeited franchise fees of $53,000 as compared to one Java Centrale franchisee-owned cafe opening and forfeited franchise fees of $14,000 during the quarter ended September 30, 1995.

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

    Total expenses for the quarter ended September 30, 1996 were $4,692,000, an increase of $1,904,000, or 68%, over expenses of $2,788,000 for the quarter ended September 30, 1995. The principal components of the increase in expenses resulted from $2,575,000 in expenses associated with operating the acquired Paradise Bakery locations. Additionally, there was an increase in depreciation and amortization expenses, other operating costs from the addition of the Paradise Bakery operations, the addition of five Company-owned cafes during the 1996 fiscal year and an overall decrease in general and administrative, expenses totaling $671,000.

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

    Selling, general, and administrative expenses decreased $331,000, or 25%, during the quarter ended September 30, 1996, to $1,009,000 from $1,340,000 during the quarter ended September 30, 1995. This decrease primarily is a result of lower consulting fees amounting to $427,000. Additionally marketing expenses decreased, investor relations expenses decreased, merger expenses decreased, legal and accounting expenses increased, personnel costs associated with the Java Centrale administration decreased, and the Paradise Bakery general and administrative expenses increased.

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

    SIX MONTHS ENDED 1996 AS COMPARED TO SIX MONTHS ENDED 1995

    Total Company revenues for the six months ended September 30, 1996 totaled $8,481,000, as compared to $2,545,000 for the six months ended September 30, 1995, an increase of $5,936,000 or 233%. The principal component was increased revenues amounting to $5,334,000 from the acquisition of Paradise Bakery operations as of December 31, 1995. Additionally revenues increased from the operation of six Company-owned Java Centrale cafes.

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

    Revenues from the Company's royalties increased $484,000, or 372%, to $614,000 for the six months ended September 30, 1996, from $130,000 for the six months ended September 30, 1995. This increase resulted primarily from the royalties associated with the acquisition of the Paradise Bakery franchise operations amounting to $400,000 and $84,000 resulting from the opening of 15 new Java Centrale franchisee-owned locations during the 1996 fiscal year as compared to 1995

    Revenues from the Company's franchising operations increased to $203,000 for the six months ended September 30, 1996, as compared to $85,000 for the six months ended September 30, 1995, resulting from franchise fees of $55,000 recognized from the sale of two Company-owned Paradise Bakeries to a franchisee and one fee associated with the opening of a Paradise Bakery franchise cafe, the sale of two Company-owned Java Centrale cafes to a single franchisee and one fee associated with the opening of Java Centrale franchise cafe and forfeited franchise fees of $55,000 as compared to recognizing the sale of one Java Centrale franchisee-owned cafe and forfeited franchise fees amounting to $60,000 during the six months ended September 30, 1995.

    Revenues from the Company's equipment and supplies sales decreased by $23,000 or 18%, to $108,000 for the six months ended September 30, 1996 as compared to $131,000 for the six months ended September 30, 1995. This decrease resulted primarily from the Company discontinuing the sale of equipment to franchisees in May of 1996.

    Total expenses for the six months ended September 30, 1996 were $10,035,000, an increase of $5,439,000, or 118%, over expenses of $4,595,000 for the six months ended September 30, 1995. The principal components of the increase in expenses resulted from $5,326,000 in expenses associated with operating the acquired Paradise Bakery locations. Additionally, there was an increase in depreciation and amortization and other operating costs from the addition of Paradise Bakery and the addition of five Company-owned cafes during the 1996 fiscal year and a decrease in general and administrative expenses totaling $654,000.

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

    On July 15, 1994, the Company paid a 25% stock dividend on its Common Stock to shareholders of record on June 30, 1994. Prior to the issuance of the dividend, employees and officers of the Company holding securities, including warrants and options, waived their rights to receive the stock dividend and also waived the impact such stock dividend would have on any options or warrants held by the security holders, including, but not limited to, any anti-dilution provisions relating to such options and warrants.

    In the 1996 fiscal year the Company issued 1,604,692 common shares for $3,540,722 in net proceeds in a series of private placements. The Company also issued convertible debt in three separate private transactions totaling $3,500,000. As of September 30, 1996, $1,750,454 of the convertible debt has been converted into 2,580,194 shares of the Company's common stock. The Company during the six months ended September 30, 1996 issued 1,538,462 common shares for $900,000 in net proceeds in a private placement and issued 250,000 common shares for proceeds of $62,500 as a result of certain warrants being exercised.

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

    As of September 30, 1996, the Company had received $213,000 in funding of leases associated with Company-owned cafes and received $750,000 in short-term notes payable.

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

    During the six months ended September 30, 1996, the Company sold five cafes for proceeds of $351,100 in cash, $603,656 in notes receivables and liabilities of $69,433 assumed by buyer.

    The Company incurred a net loss of $1,511,000 and used net cash of $1,158,823 in operating activities for the six months ended September 30, 1996. The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations both for the year ended March 31, 1997, and thereafter.

    During the six months ended September 30, 1996, the Company reduced administrative salaries, certain employee benefit costs and marketing expenses. The Company has sold eight Company-owned cafes and carts and is actively pursuing the sale of additional assets associated with the Company's cafe operations. Despite such sales, the Company does intend to continue operating Company-owned locations. In February of 1996, the Company completed the expansion and remodeling of key Oh La La! locations which management believes will increase the operating margins of this division. As of July 11, 1996, the Company has obtained three separate lines of credit amounting to $925,000, of
which senior management has committed to $175,000.   As of November 8, 1996, the
Company has borrowed $350,000 under one line of credit. These lines secure all the Company's assets. In addition to the operating plan, the Company will benefit from 12 months of Paradise Bakery operating income during the year ended March 31, 1997, as compared to three months in the year ended March 31, 1996.

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

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 5, 1997                         JAVA CENTRALE, INC.
                                                (Registrant)




                                  By:     /s/ GARY C. NELSON
                                      ----------------------------------
                                             Gary C. Nelson
                                    President and Chief Executive Officer





                                  By:       /S/ STEVEN J. ORLANDO
                                     ------------------------------------
                                              Steven J. Orlando
                                       President and Chief Financial Officer
                                          (Principal Financial and
                                              Accounting Officer)