Form 10-K
period 1997-03-31
JAVA CENTRALE INC /CA/
filed 1997-07-18
CIK 920528

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                                 (FEE REQUIRED)

                   For the fiscal year ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                                (NO FEE REQUIRED)

                   For the transition period from:         to

                        Commission file number:  1-12932

                               JAVA CENTRALE, INC.
                              --------------------
            (Exact number of Registrant as specified in its charter)

                    California                              68-0268780
          -------------------------------               ------------------
          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                Identification No.

 1610 Arden Way, Suite 145, Sacramento, California             95815
 -------------------------------------------------          ----------
     (Address of principal executive officers)              (Zip Code)

       Registrant's telephone number, including area code:  (916) 568-2310

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

The aggregate market value of the Registrant's common stock held by non-affiliates as of June 30, 1997(based on the closing sale price of the Common Stock on the National Association of Securities Dealers Automated Quotation System) was $3,173,256.

     As of June 30, 1997 there were outstanding 15,599,015 shares of the Registrant's Common Stock.

                                TABLE OF CONTENTS


                                                                          Page
                                     PART I                               ----

Item 1.     Description of Business                                         3
Item 2.     Description of Property                                        21
Item 3.     Legal Proceedings                                              22
Item 4.     Submission of Matters to a Vote of Securities Holders          23


                                     PART II

Item 5.     Market for the Company's Common Equity
              and Related Stockholder Matters                              24
Item 6.     Selected Financial Data                                        25
Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                26
Item 8.     Financial Statements and Supplementary Data                    36
Item 9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                      64


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant             64
Item 11.    Executive Compensation                                         67
Item 12.    Security Ownership of Certain Beneficial Owners and
             Management                                                    71
Item 13.    Certain Relationships and Related Transactions                 75


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                      77

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     Java Centrale, Inc., a California corporation (the "Company"), began operations on March 5, 1992, and operated as a development stage enterprise through the end of its fiscal year ended March 31, 1993, and commenced principal operations as of April 1, 1993, at which time it had operating two franchised cafes. At March 31, 1996, the Company was operating 36 Company-owned cafes, four Company-owned carts, 53 franchisee-owned cafes, eight franchisee-owned carts, and had an additional 89 signed agreements for as-yet-unopened franchisee-owned cafes.

     At March 31, 1997, the Company was operating 17 Company-owned cafes, 55 franchisee-owned cafes, eight franchisee-owned carts, and had an additional 36 signed agreements for as-yet-unopened franchisee-owned cafes. During the year ended March 31, 1997, 11 Franchise Agreements have been terminated and refunded by the Company prior to the opening of the cafe primarily as a result of the franchisee's inability to select an acceptable location in a timely manner. The Company terminated three Franchise Agreements due to the transfer of ownership to three new franchisees. The Company had nine franchisee-owned cafes close and three Company-owned cafes and one Company-owned cart close in fiscal year ended March 31, 1997 due to lack of financial and operational performance. The Company also discontinued the franchising of carts and will allow the current franchisees to operate the existing eight carts in the California locations.

     ACQUISITIONS AND JOINT VENTURES

     On November 14, 1994, the Company entered into a ten-year Joint Venture Formation Agreement with Banyan Capital, Limited Partnership, a Delaware Limited Partnership, Java Southeast Partners, L.P., a Delaware limited partnership ("CoffeeCo"), and Java Southeast, Inc., a Delaware corporation (the "Joint Venture"), for the development of a minimum of 50 cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. Under the terms of the agreement, the Company expected to contribute up to 227,983 shares of its newly issued Common Stock to the Joint Venture, in exchange for up to 18.3% of the Joint Venture's outstanding shares. All Company shares that were issued as part of this transaction would be subject to various restrictions on transfer. In exchange for a per cafe fee and an ongoing management fee, the Joint Venture obtained an exclusive license for the Florida market. The Company and Coffee Co completed the initial phase of the Joint Venture in July 1995 and the

Company contributed 89,428 common shares and expected to contribute the remaining shares prior to the end of the agreement. The Joint Venture had opened three cafes as of March 31, 1997. The Company advanced $200,000 to the Joint Venture in December 1995, and an additional $27,500 in June 1996. The Company received $6,145 in royalties through April of 1996, and $155,000 of the area development fee as of June 30, 1996. No additional fees were received since June of 1996.

     In March 1997, the Company, Banyan Capital, CoffeeCo, and the Joint Venture mutually agreed to terminate the Company's participation in the Joint Venture agreement pursuant to a settlement agreement under which: (a) the Company exchanged its shares in the Joint Venture for the return of the 89,428 shares it contributed to the Joint Venture, (b) the Company converted its $200,000 note from the Joint Venture into additional shares in the Joint Venture, which it retained, (c) the Company reaquired its development rights for the State of Florida and all other markets originally granted to the Joint Venture, and (d) the Joint Venture retained ownership of the three cafes it had opened. The Company recorded a net loss of $256,865 on the termination of the Joint Venture agreement.

     On March 30, 1995, the Company completed its acquisition of substantially all of the assets of Oh La La!, Inc., a Delaware corporation headquartered in Northern California. At the time of this transaction, Oh La La! was the Debtor-in-Possession in a Chapter 11 bankruptcy proceeding. The assets purchased included tenant improvements, equipment, and goodwill. The purchase price for the acquired assets were $2,104,000 and liabilities in the amount of $113,000 were assumed as part of the transaction.

     In December of 1996 the Company sold the assets of Oh La La! to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and $750,000 in notes receivable due in 1999. On March 31, 1997 the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and converted the remaining $355,000 balance of the note into 40,000 shares of GFF common stock. The common shares of GFF at March 31, 1997, have been valued at $2.00 per share based on the fair value of such shares. The Company recognized an aggregate loss of $304,638 from the sale of Oh La La! and the subsequent conversion of the note receivable into common shares. As of March 31, 1997, following the related conversions, the Company owned approximately 30% of the outstanding common shares of GFF. The Company did not recognize any earnings from GFF under the equity method of accounting due to immateriality.

     On December 31, 1995, the Company acquired 100% of the outstanding shares of Paradise Bakery, Inc., for $5,375,000 cash and $1,350,000 notes payable of which $385,000 represented an amount due from Founders Venture, Inc. prior to the Founders Venture merger. Paradise Bakery, Inc., operates seven Company-owned bakery/cafes and 44 franchisee-owned bakery/cafes.

     On January 17, 1996, the Company merged into Paradise Bakery, Inc., 100% of the outstanding shares of Founder Ventures, Inc., for 431,853 common shares of the Company. Founder Venture, Inc., operated eight franchisee-owned Paradise bakery/cafes prior to the merger.

     On January 17, 1996, the Company acquired certain assets of Venture 88, Inc., for 74,073 shares of the Company and $153,929 assumption of liabilities and issued $46,071 in notes payable. The assets acquired were for three franchisee-owned Paradise bakery & cafes prior to the acquisition.

     The Company's revenues are currently derived primarily from Company-owned facilities, initial franchise fees, franchise royalties and product overrides on sales to its franchisees. Franchise fees range from $15,000 to $35,000 per cafe. The Company is entitled to 4-6% of the gross receipts from each franchised cafe and 2-10% of the gross receipts from each franchised cart. Product overrides amount to 10% of the total purchases by its franchisees of coffee from the Company's contract roaster.

     FINANCIAL STATUS OF THE COMPANY

     The Company has never earned a profit in any fiscal year. Since its incorporation in 1992, the Company's operations have required (rather than provided) cash every year. In order to meet these cash requirements, the Company has from time to time sold common stock, borrowed short-term money, sold company assets and issued convertible debt. The Company recorded a loss in the development stage during its first fiscal year of operation and since principal operations commenced and has recorded a loss for the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997. The net loss for fiscal 1997 was $5,326,192. There can be no assurance that losses will not continue, or that the Company as currently constituted will become profitable in the future. As of March 31, 1997, the Company had an accumulated deficit of $13,438,422. In the fiscal year ended March 31, 1997, the Company sold assets, raised debt and equity, and reduced expenses to meet its ongoing liquidity needs. Currently the Company has a material working capital shortfall.

     During fiscal 1997 and to date, the Company has been operating at a loss primarily due to its administrative overhead and the under performance of the cafes in its Java Centrale system. Commencing in April 1996. The Company instituted a plan to reduce its administrative expenses, but this plan has not been successful enough to cause the Company to become profitable. Further, the Company's Java Centrale system has in general not grown as fast or proved to be as profitable as expected, and the Company has experienced higher than anticipated expenses in pursuing the development of these cafes and in the closing of certain outlets in this system.

     The Company's continuing operating losses have left it in a materially weak cash-flow position, one effect of which has been that the Company has been unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do.

     The Company's financing plan over the last year to meet its ongoing liquidity needs has been to raise new equity through private placements, refinance or obtain new debt funding and sell assets of the Company's operation. The Company is maintaining its financing plan of seeking new equity, obtaining or refinancing debt and pursuing the sale of assets related to the Company's operation. In February 1997, the Company hired an outside advisor to assist with the refinancing of the debt or the raising of new equity and to date there has been no financing completed. As of June 30, 1997, the Company is in negotiations with various parties and no certainty can be given as to the ultimate outcome of these discussions.

     Since April of 1996, the Company has relied on a series of short-term loans from Alta Petroleum, Inc. in the aggregate amount of $775,000, sale of assets totaling $1,321,000 and the raising of $900,000 in equity to finance its continuing cash flow shortfalls. (See "Certain Transactions," below.) There can be no assurance that any similar financing, asset sales or equity placements will continue to be available to the Company in the future. Consequently, under current circumstances the Company does not anticipate that it will be able to continue existing operations in the future unless it can obtain new short-term or long-term financing, raise new equity or make a significant sale of assets. A special committee of the Company's Board of Directors has been constituted in order to evaluate a number of options for the resolution of its immediate and long-term financial needs, including among other potential alternatives the sale of its Java Centrale and/or Paradise Bakery systems, obtaining a long-term loan secured by its Paradise Bakery assets, a private and/or public sale of Company stock and/or other securities, and a strategic merger. Some of the alternatives currently being studied by the Company's Board of Directors might result in a change in the management and/or control of the Company. However, no final resolution of these issues has yet been arrived at.

     NASDAQ SMALL CAP LISTING RISKS

     The Company's common stock is currently listed for trading on the NASD SmallCap Market. The NASD requires listed companies to meet certain corporate governance and shareholder voting rights standards. Although the Company and its common stock currently meet all of the above maintenance criteria and standards, there can be no assurance that such criteria will continue to be met in the future. In addition, the NASD has proposed certain changes in its listing and maintenance criteria, which the Company may or may not be able to meet in the future.

     The NASD has published for comment a number of possible changes to its listing and maintenance criteria for companies quoted on the NASDAQ SmallCap Market. If adopted in final form, the proposed changes are currently scheduled to go into effect during the 4th Quarter of 1997 or 1st quarter of 1998.

     The NASD's current proposal would, among other things, require that the minimum bid price for any stock quoted on that market would be $1.00; if the minimum bid price for a listed company's stock should drop below $1.00 for a material period of time, it would become eligible for delisting from the NASDAQ SmallCap Market List. Current NASD rules provide that one or the other (but not necessarily both) of the following criteria must be met: either (a) the minimum bid price for the Company's common stock must be at least $1.00 per share, or alternatively (b) the aggregate market value of the Company's public float must be at least $1,000,000 and the Company must have at least $2,000,000 in combined capital and surplus. The Company believes that it meets the current listing criteria. For the entire period between January 1, 1997 and June 30, 1997, the daily low price bid per share for the company's common stock ranged from a low of $0.19 to a high of $0.69. Therefore, if the NASD's current proposals are adopted without change and the minimum bid prices for the Company's common stock does not remain above $1.00, the Company may need to consider effectuating a reverse stock split or taking some other corporate action in order to be confident of its continuing ability to meet the NASD's new minimum bid requirements in this respect.

     Another of the criteria currently being proposed by the NASD is that companies having securities listed on the SmallCap Market maintain at least one of the following: either (a) net tangible assets of $2,000,000, or (b) a market capitalization of $35,000,000, or ( c) annual net income for two of the previous
three years of at least $500,000.   The Company currently does not meet any of
these tests described in the proposed rules. The Company will need to raise additional equity to meet this proposed change.

     In addition, there can be no assurance that the maintenance requirements ultimately adopted by the NASD will not be stronger, or otherwise different, than those currently being proposed, or that the Company will be able to meet any such other criteria if adopted by the NASD. If the Company is unable to substantially improve the minimum bid price for its Common Stock or effectuate a reverse stock split, or meet the minimum net tangible assets of $2,000,000, or if other criteria are adopted by the NASD which are more restrictive than those currently proposed, the Company's common stock could ultimately be delisted from the NASDAQ SmallCap Market List. In such an event, the trading market for its Common Stock would immediately become far less liquid that it is at present.


     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

          Not applicable.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

          JAVA CENTRALE COFFEE CAFES

     The Company has found it difficult to recruit franchisees for the Java Centrale system. This difficulty is driven by the lack of sufficient quantities of suitable sites to grow the system along with the historical performance of the Java Centrale system. The lack of inventory of suitable sites is the result of the demand for similar sites by other specialty coffee and other specialty food operators. The Company intends to continue the franchising of the Java Centrale system despite the highly competitive environment in which Java Centrale cafes operate.

     Each Java cafe offers over 40 different varieties of whole bean and fresh ground coffee--made from carefully selected gourmet coffee beans, slowly roasted and blended to Java's proprietary specifications, and containing 100% class one Arabica mild high-grown hard beans. In addition to selling numerous coffees and other specialty beverages, the cafes also sell coffee-making equipment and accessories such as brewers, espresso makers, grinders, mugs and carafes.

     The Company's coffee products appeal to the tastes of today's specialty coffee consumers--who are better educated, more affluent, prefer high quality and good value, consider gourmet coffee an affordable luxury.

     The Company is one of many regional specialty coffee operators. Although the concept has reached a level of recognition in the Los Angeles area the other Java Centrale cafe locations have been developed on an individual basis in a number of cities in five other states and are therefore recognized only in their immediate area. The overall result is minimal recognition and market share versus the larger regional and national operators.

     Java Centrale cafes offer convenient and comfortable indoor and outdoor seating which encourages the customers to relax and enjoy their visit to the cafe during business hours, evenings, or on weekends. This attracts customers into Java Centrale cafes during various parts of the day when they might not otherwise frequent the cafe exclusively for coffee. Although this multi-use philosophy does differentiate the Java Centrale concept, it is still in direct competition with any outlet that serves specialty coffee and other operators, in or out of the coffee segment, who offer similar food items.

     Java Centrale's menu offers a wide selection of coffee beverages and gourmet complementary food selections, along with take-home whole-bean coffees. The food menu items are prepared fresh to order and are presented attractively. The presence of complementary food items gives the consumer multiple reasons to frequent the cafes. The availability of whole bean coffees, brewed coffees and espresso based beverages, breakfast pastries, lunch time sandwiches and salads along with late night dessert offerings brings the consumer back to the cafe more often and at times of the day when they might not frequent the cafe if it offered coffees exclusively.

          PARADISE BAKERY CAFES

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

     Paradise Bakery has cafes at 49 locations in Hawaii, California, Arizona, Oregon, Washington, Colorado, Oklahoma and Texas. Of these, 16 are company-owned and 33 are franchised. Highly visible sites in upscale markets include the Phoenix Airport, Scottsdale Fashion Square, Ala Moana Center in Hawaii, and in the ski resorts of Aspen and Snowmass. Franchisee-owned cafes seek to capture "prime" high-traffic locations such as shopping mall, airports, and upscale recreational/tourist areas.

     The Paradise Bakery concept has limited competition in the upscale bakery cafe market. The Paradise brand name is well established and synonymous with quality baked fresh baked goods.

     Freshly baked cookies, muffins and croissants have been the signature products at Paradise Bakery cafes. Paradise Bakery also offers brownies, cinnamon rolls and other bakery goods. All bakery goods are made from scratch, baked on the premises throughout the day to ensure freshness, and are made from the highest quality ingredients. Paradise Bakery cafes also feature freshly made specialty sandwiches, entree salads, pasta salads, and soups. A recent addition to the menu mix is the new "Coffees of Paradise" program which was instituted after the purchase of Paradise Bakery by the Company. The products offered under this new banner are quality-brewed coffees and espresso based specialty coffee beverages such as lattes, cappuccinos and espressos. These products are an integral part of the overall positioning of the concept, as they address the customer's desire to eat healthy food, which is served quickly.

     The Paradise Bakery cafe is a proven concept with limited competition in the upscale bakery cafe market. The concept is now properly positioned to take advantage of the significant growth opportunities in both traditional as well as non-traditional sites nationwide. To exploit those opportunities the "new generation" Paradise Bakery model was developed with the objective of expanding the current site criteria and actively target the over 766 shopping malls with Gross Leasing Area greater than or equal to 800,000 sq. ft. in the United States. The Company will use its existing developer relationships, a professional food court site selection company, to continue to select future sites. The first two new generation Paradise Bakery cafes were developed and opened, in cooperation with an existing franchisee of Paradise Bakery, in Littleton, Colorado, and at the Southwest Airlines terminal in the Phoenix Airport. Paradise Bakery's "new generation" Paradise Bakery cafes have a new upscale design and an improved and expanded menu. In addition to mall locations, the cafe's new design will work well in power centers, office buildings, airports, as well as university and college campuses.

     INDUSTRY OVERVIEW

          JAVA CENTRALE COFFEE CAFES

     Although the coffee market is huge and continues to grow at a strong rate, the competition in the industry has increased significantly and has made it more difficult for the smaller companies, such as Java Centrale, to obtain favorable new locations and to operate profitably. Annual U.S. coffee sales have now reached $8 billion. Specialty coffee consumption has increased 30% per year for the last three years. Find/SVP, a leading research organization, forecasts 20% to 25% compounded annual growth rates in sales of specialty (gourmet) coffee for many years to come. The Specialty Coffee Association trade group estimates that "coffee bar" outlets like those in the Java Centrale system will more than double from about 4,500 recently to over 10,000 by the year 2000. The growth of specialty coffee sold for home consumption has continued in the 1990's, with sales projected to double to an estimated $3 billion by 1999. In 1983, gourmet coffee accounted for 10% of the total U.S. coffee market. Today, it accounts for an approximate 30% share of the coffee market. It is projected that by the end of the decade, it will account for 50% of all coffee sales.

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

     PARADISE BAKERY CAFE

     In the on-premises baking portion of the food industry, where Paradise is well positioned; industry experts expect robust growth of 25% to 30%. That is one of the highest growth rates in the entire food service industry. The Gallup Organization, in a special report prepared for the International Dairy-Deli-Bakery Association in 1995, confirmed that there had been strong growth in the consumption of sweet goods, such as cookies, muffins, and danish or pastries, between 1990 and 1995.

     COMPANY STRATEGY

     The Company's strategic objectives are to expand the Java Centrale system of coffee cafes by opening new franchisee-owned operations in selected locations in the Western United States, and to develop the Paradise Bakery system into the leading North American bakery/cafe company serving fresh baked goods by opening new Company-owned and franchised locations in the United States and Canada. The Company plans to achieve this goal by selling only the highest quality products, producing a superior level of customer service, and establishing a high degree of customer loyalty and repeat business. Each of the above elements of the Company's strategy is discussed below.

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

     PRODUCT IS THE CONCEPT. The foundation of Paradise's Bakery business is its deliciously fresh products, which consist of bakery items, sandwiches and salads. Paradise Bakery uses only the finest ingredients in preparing its food products. In order to enhance a quality image, we use well-known brands as in selected products. Each day our cookies, muffins, and brownies are prepared from scratch. Our pastries, cinnamon rolls, pecan rolls, bagels and croissant products are baked on premise daily. All Paradise Bakery fresh baked menu items are preservative-free and many are approved by the American Heart Association. Paradise Bakery features certain bakery products that are low in fat, yet rich in nutrients with no artificial flavors or colors. Our sandwiches and salads are made to order. Our customer easily understands the price value relationship, since we serve generous portions at reasonable prices.

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

     EXPANSION/ACQUISITION. The Company's strategy is to expand the Paradise Bakery/Cafe system through new franchised and/or Company owned locations both in the eastern and western parts of the United States and also to continue the development of the Java Centrale coffee cafes through only franchisee-owned locations primarily in the Western United States. The Company does not intend to complete any additional acquisitions.

     SOURCING. The Company currently obtains its coffees pursuant to the Producer Agreement between the Company and Coffee Bean International ("CBI"), an independent roaster. Pursuant to the Producer Agreement, several different varieties of green coffee beans are purchased, roasted, packaged and shipped by CBI in accordance with the Company's specifications specifically detailed in the Producer Agreement. All green beans purchased in accordance with the Producer Agreement are of the Arabica species and the Company believes that the Arabica beans, which are purchased pursuant to the Producer Agreement, are among the best available from each producing region.

     RETAIL SALES. The Company sells over 40 different varieties of whole bean and fresh ground coffees together with rich flavorful brewed coffees, espresso beverages, Italian sodas and other upscale beverages, through its system of Company-operated and franchised European style gourmet coffee cafes, carts and kiosks.

     THE COMPANY OPERATIONS OF CAFES AND KIOSKS

     Distribution of the Company's products is done exclusively through a system of Company-operated and franchised cafes and kiosks under the two brand names. As of March 31, 1997, the Company had franchise agreements for cafe franchises and 8 cart franchise locations in 11 states of which 55 franchisee-owned cafes and 8 franchisee-owned carts were in operation. The following table represents the Company's operations:

                       Operating Units as of March 31, 1997

                               Cafe                  Cart/Kiosks
                       Company     Franchised    Company     Franchised
---------------------------------------------------------------------------
Java Centrale              1          22            0              8

Oh La La!                 -            -            -              -

Paradise Bakery           16          33            -              -
---------------------------------------------------------------------------
Total                     17          55            0              8

                       Operating Units as of March 31, 1996

                               Cafe                  Cart/Kiosks
                       Company     Franchised    Company     Franchised
---------------------------------------------------------------------------
Java Centrale              8          20            1              8

Oh La La!                 10           -            3              -

Paradise Bakery           18          33            -              -
---------------------------------------------------------------------------
Total                     36          53            4              8

                       Operating Units as of March 31, 1995
                               Cafe                  Cart/Kiosks
                       Company     Franchised    Company     Franchised
---------------------------------------------------------------------------
Java Centrale              1          11            3             11

Oh La La!                 10           -            3              -

Paradise Bakery            -           -            -              -
---------------------------------------------------------------------------
Total                     11          11            6             11

     As of March 31, 1997, the Company had received an aggregate $1,899,629 in cash representing initial fees under its franchise agreements, and is entitled to receive an additional $170,000 in cash fees when it completes its obligations under such agreements, which obligations are expected to be completed no later than December of 1999. The Company's revenues are currently derived primarily from Company-owned facilities, initial franchise fees, franchise royalties, equipment sales, and product overrides on sales to its franchisees.

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

     Paradise Bakery has developed a brand identity of quality over its 20 years of existence. It uses only the finest ingredients in preparing all food products.

     Freshly baked cookies, muffins and croissants have been, and will remain, the signature products at Paradise's cafes.

     Since its inception, Paradise has been offering its customers the highest quality products at reasonable prices. Strategically, the concept appeals to an audience that is seeking high quality, freshly prepared bakery products--cookies, muffins, croissants, brownies, cinnamon rolls and other bakery goods made from scratch on the premises. Most items are baked throughout the day to reinforce our commitment to fresh baked products.

     Our cafes also feature freshly made specialty sandwiches, entree salads, pasta salads, and soups. These products are an integral part of the overall positioning of the concept, as they address the customer's desire to eat healthy food, which is served quickly.

     The Paradise Bakery menu has evolved over the years in order to meet the changing lifestyles of our customers. For example, to satisfy health-conscious customers, Paradise offers many pastry and food items, which are low in fat. Paradise's re-designed and expanded menu has been an overwhelming success with both existing and new customers alike.

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

     The Company's Paradise Bakery cafe design has evolved over the years always adapting to the ever-changing consumer needs. Presently, the majority of the Paradise cafes have a design of a tropical theme utilizing the color palette of light blue, pink and white. The attractive cafe designs and functional building plans are an integral part of the Paradise success formula. These designs provide an exciting environment that supports product display, encourages impulse sales and provides color efficiency.

     Paradise has upgraded its design to meet today's consumer demands for novel food products and services to meet their constantly evolving needs and tastes. The most recent design change reflects a more open, unique eating experience at Paradise by enabling the customer to come into a tantalizing theater brimming with irresistible foods and beverages. The color palette is changing to light, effervescent, bright fruit and vegetable colors, such as mango, lemon, grape, tomato, and avocado. Other changes include extensive use of product display, fresh food graphics, and enhanced graphic communication system. The cafes with this new design have been well accepted by the customers.

     To emphasize its baked from scratch method of product preparation, the ovens are now located in the front of the house in full customer view allowing them to observe the high quality baked items being prepared fresh throughout the day. The sandwich making station has been redesigned into a "display kitchen" type of preparation area where customers can see their sandwiches being made from wholesome breads and other fresh ingredients. The internally lighted bakery displays are made of a marble like material whose quality and beauty helps draw the customers attention to the fresh baked products offered for sale.

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

     TRAINING. The Company's Java Centrale cafe training program has two parts. The first part is an intensive two-week program at the Company's training facility in Folsom, California consisting of both classroom and on-the-job training. The classroom training includes such topics as the origins of coffee, coffee comparisons, food safety and sanitation, employment laws and regulations, interviewing and hiring of employees, and systems to control both food and labor costs. The on-the-job training concentrates on using the grinding, brewing and espresso making equipment, preparing and serving the various brewed coffees and espresso beverages, and preparing and serving the various menu items. In all cases, the in-cafe training emphasizes the importance of fast and friendly customer service.

     The second part of the training takes place at the cafe prior to opening. The Company's training team works with the franchisee or Company-owned cafe manager over a thirteen-day period to prepare the facility for business and train the opening crew. The schedule provides for one day of staging and planning, eight days of crew orientation and training, one day working with management to take the beginning inventory and prepare the cafe for business, and the first three days of operations.

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

     The Paradise training program currently consists of four weeks at a company cafe in southern California and an additional two weeks of pre-opening and opening training at the franchised cafe location.

     Franchisees receive extensive training covering all aspects of cafe operation at the training location in southern California. The training takes place in a fully functional cafe where the franchisee receives operations manuals and hands-on experience. Training continues with on-site assistance in the cafe, including setup and planning for the grand opening. Training never ends, as the Company always strives to deliver better products and service. Paradise Bakery & Cafe field support representatives work with the franchisee on a regular basis to help refine and improve their local operations.

     ADVERTISING AND PROMOTION. The Company instills in each new franchisee's mind that while quality baked goods and food is the heart and soul of the system, marketing is the lifeblood of the business. Repetition, in fact, builds reputation. The Company strives to teach them how to be 1% better than the competition in 100 different ways. The goal is to increase the levels of customer awareness and in turn the customer counts through a consistent advertising campaign that promotes the location and the quality bakery and food products offered by the Company.

     The Company has not collected any advertising funds from the Java Centrale franchisees and is currently discussing with the franchisees the establishment of a advertising fund.

     Through a cooperative effort between the advertising department and the outside advertising resources, Paradise Bakery & Cafe expands consumer awareness of its products, enhances system-wide identity and increases sales.

     The Company currently collects $164 per month from each Paradise Bakery location. The advertising funds are being used to develop point of sale material and local promotion.

     FRANCHISE OPERATIONS

     STRATEGY. The Company's growth strategy is to develop franchised cafes for Paradise Bakery in key metropolitan markets and continue franchising the Java Centrale coffee cafes primarily in the Western United States. Based upon the Paradise Bakery's operating history to date, the Company believes that it can continue to attract financially and personally qualified franchisees based on the strength of its cafe and Paradise bakery/cafe concepts. The majority of the Java Centrale locations have not had a profitable operating history and the Company expects it to be difficult to attract franchisees.

     AGREEMENTS. The Company offers single unit Franchise Agreements and multi-unit Area Development Agreements. The single unit Franchise Agreement grants to the franchisee an exclusive license to operate a cafe at a specified location in accordance with the Company's terms and conditions and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale
of its items.   The term of a Franchise Agreement for a cafe is ten years, renewable at the option of the franchisee for successive five-year periods, if certain conditions pertaining to such renewal are met. The Area Development Agreement grants to the franchisee the right to develop and open a specified number of cafes in a defined geographic area within a limited period of time and thereafter to operate each cafe in accordance with the terms and conditions of the Franchise Agreement executed for each cafe location.

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

     FRANCHISE FEES AND ROYALTIES

     CAFES. Under the Company's current Franchise Agreement for cafes, each franchisee is generally required to pay a franchise fee of $35,000. The franchise fee is generally paid to the Company upon the execution of the Franchise Agreement and is non-refundable. If the franchisee thereafter executes another Franchise Agreement for an additional cafe at a different location, the franchisee is generally required to pay a franchise fee of $15,000 for each such additional cafe location, which franchise fee is non-refundable. If a franchisee purchases an area pursuant to an Area Development Agreement, the franchisee must pay an Area Development Fee of $5,000 for each cafe to be developed in accordance with the Agreement's development schedule. The Area Development Fee is paid to the Company in full upon the execution of the Area Development Agreement and is not refundable. In addition to the Area Development Fee, the Company is entitled to receive a Cafe Fee for each cafe location to be opened under the terms of the Agreement. The first Cafe Fee of $20,000 is due upon execution of the Area Development Agreement and is non-refundable. The subsequent Cafe Fees of $10,000 per location are due when leases are signed and are non-refundable.

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

     FRANCHISEE SUPPORT SERVICES

     SITE SELECTION. The Company assists the franchisee with site selection for cafes. Through the Company's network of commercial real estate site selectors, the Company often finds a site that meets its demographic criteria before the franchisee. In any case, the franchisee and the Company must mutually approve each site before a lease is signed.

     CONSTRUCTION AND EQUIPMENT. The Company as of April 1996, discontinued operation of the turn-key construction and equipment option to franchisees. The Company will offer a selected national equipment supplier and assist in the
construction solutions.   The Company believes that the change to an outside
third party will allow the franchisee to build the cafe at the best price and value.

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

     Management believes that supermarkets pose the greatest competitive challenge in the whole bean coffee market, in part because supermarkets offer customers the convenience of not having to make a separate trip to the Company's stores. A number of nationwide coffee manufacturers, such as Kraft, General Foods, Procter & Gamble and Nestle are distributing premium coffee products in supermarkets and those products may serve as substitutes for the Company's coffees. Regional specialty coffee companies, such as Green Mountain Coffee, Inc., Hillside Coffee and Starks, also sell whole bean coffees in supermarkets.

     In addition, the Company competes for whole bean coffee sales with other franchise operators and locally owned specialty coffee stores. There are a number of competing specialty coffee retailers with significantly more locations than the Company, such as Starbucks Corporation, which has a total of 1100+ retail stores and licensed airport stores located in the United States and Canada, Gloria Jean's Coffee Bean Corp., a franchisor of approximately 250+ specialty coffee stores located primarily in shopping malls throughout the United States, Barnie's Coffee and Tea Co., a franchisor with approximately 90 locations in the United States, and The Coffee Beanery Ltd., a franchisor of specialty coffee stores which operates approximately 165 locations in the United States.

     The Company's primary competitors for beverage sales are restaurants, shops, and street carts. The competition in the beverage market is significant and there are numerous competitors with substantially greater financial operating and marketing resources than the Company.

     The Company competes with fast food chains, major restaurant chains and other food service related franchisors for franchisees of its cafes, carts and kiosks. Many franchisors have greater market recognition and greater financial, marketing and human resources than the Company.

     The Paradise concept has limited competition in the upscale bakery cafe segment. As noted by the Fessel International market study commissioned by the Company, Paradise has no direct competition in its targeted niche. Paradise does not directly compete with the other food court operators and usually does not encounter those concepts that it does compete with in food court situations.

     Paradise indirectly competes with a variety of fast service food concepts, some of which are located in covered malls. Some competition comes from concepts, such as, Au Bon Pain, which is a bakery/cafe concept, or sandwich/salad concepts, such as Wall Street Deli, that are closely located to a particular Paradise. Other types of competitors are strictly bakery products driven, such as, Cinnabon and Mrs. Fields. What sets Paradise apart from most competitors are menu mix, positioning, and value.

     GOVERNMENT REGULATION

     The Company is subject to Federal Trade Commission ("FTC") regulation and state laws, which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires that the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed in the FTC Rule.

     State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisees and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination provides an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had, and are not expected to have, a material effect on the Company's franchise operations. The Company is not aware of any pending franchise legislation, which in its view is likely to significantly affect the operations of the Company. The Company believes that its operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

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

     TRADEMARKS

     The Company has registered the Java Centrale name and the Paradise Bakery name and their logos with the United States Department of Commerce Patent and Trademark Office. The Company currently uses a variety of other trademarks, which it expects to file applications for registration beginning in December of 1996. These trademarks are "Centrale Royale", "The Daily Brews", "For the Luv-a-Java", "Java Jive", "Nice 'n Iced", "Splendid Blended" , "Cookie Munchers Paradise", "Paradise Bakery", "Paradise Bakery Unique Quality", "Cookie Muncher's Paradise A Unique Bakery", "Paradise Bakery & Cafe", and "Chip Munchers".


     EMPLOYEES

     As of March 31, 1997, the Company had 10 full time salaried employees and 8 hourly employees at its headquarters location in Sacramento, California. Additionally as of such date, the Company also employed 35 salaried employees and 234 hourly employees in its operations. None of the Company's employees is represented by a labor union and the Company considers relations with its employees to be generally good.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          Not Applicable.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company leases 7768 square feet of office space in Sacramento, California, which it utilizes for its corporate headquarters. The Company has a lease for the facility, which expires in

August of 2001.

     The Company assumed leases for 29,999 square feet as part of the Paradise Bakery Company operation in California and Texas. These leases expire from 1997 to 2005.

     The minimum aggregate rental for all these properties is $1,382,666.

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

     On June 27, 1997 Mr. Peter Merganthaler, an individual resident of the State of Florida, filed suit against the Company in the 15th Judicial Circuit Court in Palm Beach Country, Florida alleging breach of two 1995 financial consulting agreements. The relief sought by Mr. Merganthaler includes payment of approximately $30,000 in consulting fees, $20,000 in out of pocket expenses and $500,000 in commissions on private placements of the Company's Common Stock. The Company believes that the Company has substantial defenses to all of the claims asserted by Mr. Merganthaler, and it intends to deny the allegation made in his complaint. On that basis, the Company believes that the ultimate disposition of this lawsuit will not have a material adverse effect on the Company's financial condition or operating results.

     On March 30, 1995, the Company issued to Oh La La!, Inc, Debtor-in Possession, a promissory note in principal amount of $932,342 ("the "Note").
The Note was convertible into shares of the Company's common stock, at its option and under certain circumstances. In September of 1995 the Company notified representatives of PSSS, Inc., successor in interest to Oh La La!, Inc., that the required circumstances had been met and that it intended to convert the note into shares of its common stock, and a number of shares sufficient to convert the outstanding principal balance of the Note was delivered to representatives of PSSS, Inc. In November of 1996, PSSS, Inc. notified the Company that it rejected the September 1995 conversion because the shares delivered to it were not sufficient to convert the then-outstanding interest due on the Note, and on May 28, 1997, PSSS, Inc.
sent Java a formal demand letter for the immediate payment of the principal amount of the Note plus $122,602.97 in accrued interest to date of such letter. To date, there has been no formal resolution of the claim asserted by PSSS, Inc. The Company's management believes that the Company has substantial defenses to the claim that the September 1995 conversion was ineffective, and on that basis believes that the ultimate disposition of the claims asserted by PSSS, Inc. in this matter will not have a material adverse effect on the Company's financial condition or operating results.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is its only class of equity securities outstanding. The Common Stock is listed for trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap List, under the symbol "JAVC." The following table sets forth, for the calendar quarterly periods indicated, the range of high and low sale prices for the Common Stock as reported by NASDAQ since January 1, 1995.


                                                  High            Low
                                                  -----          -----
     1995
     First Quarter                                $2.63          $1.63
     Second Quarter                               $3.13          $1.00
     Third Quarter                                $8.75          $2.50
     Fourth Quarter                               $5.44          $2.00

     1996
     First Quarter                                $3.25          $1.56
     Second Quarter                               $1.63          $ .75
     Third Quarter                                $1.63          $ .50
     Fourth Quarter                               $1.00          $ .50

     1997
     First Quarter                                $ .69          $ .44
     Second Quarter (through July 10, 1997)       $ .50          $ .19


     At June 30, 1997, there were 165 holders of record of the Company's Common Stock. The Company has never paid a cash dividend on its Common Stock, and does not anticipate paying any dividends in the immediately foreseeable future. As a California corporation, the payment of dividends by the Company is limited by California law and subject to the discretion of its Board of Directors. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend. California law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets the following two generally stated conditions: (a) the corporation's assets equal at least 1.25 times its liabilities, and (b) the corporation's current assets equal at least its current liabilities, or if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1.25 times its current liabilities.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth the selected operating results and balance sheet data of the Company for the periods and as of the dates indicated. The selected financial data was derived from the Company's financial statements which have been audited by Grant Thornton LLP, independent certified public accountants, and should be read in conjunction with such financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


    STATEMENT OF OPERATIONS DATA:

                                                           Year Ended March 31
                                           -----------------------------------------------------
                                              1997(3)            1996(1)(2)             1995
                                           -----------------------------------------------------
Revenues                                   $ 14,808,888         $ 9,554,800         $ 1,775,670
Operating expenses                           19,735,293          13,592,885           3,810,807
                                           ------------        ------------        ------------
Operating loss                               (4,926,405)         (4,038,085)         (2,035,137)
Debt conversion expense                               -                   -            (118,953)
Interest Income (expense), net                 (399,787)             71,659             259,907
                                           ------------        ------------        ------------
Net loss                                   $( 5,326,192)        $(3,966,426)        $(1,894,183)
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------
Loss per equivalent common
   share (1) (2)                             $     (.46)         $     (.61)         $     (.42)
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------
Common stock and
   equivalent
   common shares
   outstanding
   --weighted average                        11,540,800           6,526,377           4,488,532
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------

BALANCE SHEET DATA:
                                                       March 31,
                                           ---------------------------------
                                                1997                  1996
Working capital (deficit)                  $ (2,856,439)        $  (312,601)
Total assets                               $ 11,017,990         $16,732,067
Notes payable                              $    344,349         $ 4,800,215
Common stock                               $ 18,507,874         $15,493,137
Accumulated deficit                        $(13,438,422)        $(8,112,230)

___________________
(1) For the year ended March 31, 1996, the Company completed 12 months of operation from the Oh La La! acquisition dated March 31, 1995.

(2) For the year ended March 31, 1996, the Company's results include three months of operation from the Paradise Bakery acquisitions dated December 31, 1995. (See footnotes E of the Notes to Consolidated Financial Statements.)

(3) For the year ended March 31, 1997, the Company sold the Oh La La! Division in December 1996. (see footnote F of the Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company began operations on March 5, 1992, and operated as a development stage enterprise through the end of its fiscal year ended March 31, 1993. As a development stage enterprise, the Company focused its efforts on financial planning, raising capital, research and development, establishing sources of supply, developing markets, organizing the corporation, acquiring assets, and developing its business plan. During this time, the Company completed the filing of its Uniform Franchise Offering Circulars. The Company also opened its training facility in Folsom, California, which is now being used to provide training to franchisees and their key employees in the operations of franchisee-owned Java Centrale cafes.

     The Company has never earned a profit in any fiscal year. Since its incorporation in 1992, the Company's operations have required (rather than provided) cash every year. In order to meet these cash requirements, the Company has from time to time sold common stock, borrowed short-term money, sold company assets and issued convertible debt. The Company recorded a loss in the development stage during its first fiscal year of operation and since principal operations commenced and has recorded a loss for the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997. The net loss for fiscal 1997 was $5,326,192. There can be no assurance that losses will not continue, or that the Company as currently constituted will become profitable in the future. As of March 31, 1997, the Company had an accumulated deficit of $13,438,422. In the fiscal year ended March 31, 1997, the Company sold assets, raised debt and equity, and reduced expenses to meet its ongoing liquidity needs. Currently the Company has a material working capital shortfall.

     During fiscal 1997 and to date, the Company has been operating at a loss primarily due to its administrative overhead and the under performance of the cafes in its Java Centrale system. Commencing in April 1996. The Company instituted a plan to reduce its administrative expenses, but this plan has not been successful enough to cause the Company to become profitable. Further, the Company's Java Centrale system has in general not grown as fast or proved to be as profitable as expected, and the Company has experienced higher than anticipated expenses in pursuing the development of these cafes and in the closing of certain outlets in this system.

     The Company's financing plan over the last year to meet its ongoing liquidity needs has been to raise new equity through private placements, refinance or obtain new debt funding and sell assets of the Company's operation. The Company is maintaining its financing plan of seeking new equity, obtaining or refinancing debt and pursuing the sale of assets related to the Company's operation. In February 1997, the Company hired an outside advisor to assist with the refinancing of the debt or the raising of new equity and to date there has been no financing completed. As of June 30, 1997, the Company is in negotiations with various parties and no certainty can be given as to the ultimate outcome of these discussions.

     The Company's continuing operating losses have left it in a materially weak cash-flow position, one effect of which has been that the Company has been unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do.

     Since April of 1996, the Company has relied on a series of short-term loans from Alta Petroleum, Inc. in the aggregate amount of $775,000, sale of assets totaling $1,321,000 and the raising of $900,000 in equity to finance its continuing cash flow shortfalls. (See "Certain Transactions," below.) There can be no assurance that any similar financing, asset sales or equity placements will continue to be available to the Company in the future. Consequently, under current circumstances the Company does not anticipate that it will be able to continue existing operations in the future unless it can obtain new short-term or long-term financing, raise new equity or make a significant sale of assets. A special committee of the Company's Board of Directors has been constituted in order to evaluate a number of options for the resolution of its immediate and long-term financial needs, including among other potential alternatives the sale of its Java Centrale and/or Paradise Bakery systems, obtaining a long-term loan secured by its Paradise Bakery assets, a private and/or public sale of Company stock and/or other securities, and a strategic merger. Some of the alternatives currently being studied by the Company's Board of Directors might result in a change in the management and/or control of the Company. However, no final resolution of these issues has yet been arrived at.

     As of March 31, 1997, the Company had operating 17 Company-owned locations and 63 franchisee-owned locations, as compared to 40 Company-owned locations, and 61 franchisee-owned locations as of March 31, 1996, and 17 Company-owned locations and 22 franchisee-owned locations as of March 31, 1995.

     The Company entered into agreements with franchisees to open 26 cafes during the year ended March 31, 1997, as compared to entering into agreements with franchisees to open 33 cafes during the year ended March 31, 1996. The Company entered into agreements to open 22 cafes and six carts during the year ended March 31, 1995.

     The Company opened seven franchisee-owned cafes, and no Company-owned cafes, during the fiscal year ended March 31, 1997, as compared to opening 16 franchisee-owned cafes and two Company-owned cafes during the year ended March 31, 1996. The Company opened 11 franchisee-owned cafes and eight franchisee-owned carts during the fiscal year ended March 31, 1995.

     The Company closed two Company-owned cafes, one Company-owned cart and 9 franchisee-owned cafes in the fiscal year ended March 31, 1997 as compared to one franchisee-owned cafe close in the fiscal year ended March 31, 1996 and one in the fiscal year 1995. These cafes closed primarily due to poor financial performance.

     The Company sold six Company-owned locations to franchisees and acquired no cafes during the fiscal year ended March 31, 1997, as compared to selling no Company-owned locations, acquiring five cafes from franchisees, which were operated as Company-owned cafes after the acquisition, and selling two Company-owned carts for the year ended March 31, 1996, and none for the year ended March 31, 1995. As part of these cafe acquisitions, the Company also reacquired the rights to open 58 cafes in California, Nevada, Illinois, and other eastern states. The Company acquired the cafes for sale by franchisees and have re-franchised three Company-owned cafes to new franchisees and plans to re-franchise the remaining cafes. The cafes were experiencing financial and operational difficulties under the franchisee management. As part of the acquisition the Company canceled receivables from the franchisees related to equipment purchased by the two of the franchisees to open the cafes.

     The Company sold three Company-owned cart locations to a licensee and sold the development rights to South Korea during the fiscal year ended March 31, 1997 as compared to none for the fiscal years ended 1996 and 1995.

     The Company entered into three management agreements with two franchisees to operate Company-owned cafes during the year ended March 31, 1997, as compared to none for fiscal year ended March 31, 1996 and 1995. During the year ended March 31, 1997, the Company terminated two management agreements. One agreement was terminated due to the sale of the location to a franchisee and one agreement was as a result of financial difficulties. During the fiscal years ended March 31, 1996 and 1995 no management agreements were entered into.

     On November 14, 1994 the Company entered into a Joint Venture Formation Agreement with Banyan Capital, Limited Partnership for the development of 50 cafes in the State of Florida over a five-year period, and for rights to other markets on the Eastern Seaboard. The Joint Venture Formation Agreement and related transactions was completed in July 1995 and as of March 31, 1996, there were three cafes operating under this agreement. In March 1997 the Company and Java Southeast terminated this joint venture agreement whereby the Company reacquired the franchise rights to the State of Florida. The three open cafes will be de-imaged by December 1997.

     On March 30, 1995, the Company completed its acquisition of substantially all of the assets of Oh La La!, Inc., a Delaware corporation headquartered in Northern California. At the time of this transaction, Oh La La! was the Debtor-in-Possession in a Chapter 11 bankruptcy proceeding. The assets purchased included tenant improvements, equipment, and goodwill. The purchase price for the acquired assets were $2,104,000 and liabilities in the amount of $113,000 were assumed as part of the transaction.

     In December of 1996 the Company sold the assets of Oh La La! to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and $750,000 in notes receivable due in 1999. On March 31, 1997 the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and converted the remaining $355,000 balance of the note into 40,000 shares of GFF common stock. The common shares of GFF at March 31, 1997, have been valued at $2.00 per share based on the fair value of such shares. The Company recognized an aggregate loss of $304,638 from the sale of Oh La La! and the subsequent conversion of the note receivable into common shares. As of March 31, 1997, following the related conversions, the Company owned approximately 30% of the outstanding common shares of GFF. The Company did not recognize any earnings from GFF under the equity method of accounting due to immateriality.

     On December 31, 1995, the Company acquired 100% of the outstanding stock of Paradise Bakery, Inc. At the time of the acquisition, Paradise Bakery had seven Company-owned and 44 franchisee-owned bakery/cafes operating in nine states. On January 1, 1996, the Company acquired through a merger with Founders Venture, Inc., eight franchisee-owned bakery/cafes operating in Texas. On January 1, 1996, the Company acquired through an asset purchase agreement three franchisee-owned bakery/cafes operating in Northern California. Immediately following these three acquisitions, the Company was operating 18 Company-owned and 33 franchisee-owned bakery/cafes. These acquisitions of Paradise bakery/cafe locations will represent a significant portion of the Company's revenues and operations.

     RESULTS OF OPERATIONS

     The Company's revenues are currently derived primarily from Company-owned locations, initial franchise fees, resulting from cafe openings, franchise royalties, equipment sales, and product overrides on sales to its franchisees. Franchise fees range from $15,000 to $25,000 per cafe. The Company is entitled to 4%-6% of the gross receipts from each franchised cafe and 2%-10% of the gross receipts from each franchised cart. Product overrides range from 3% to 10% of the total purchase of coffee from the Company's contract roaster.

     FISCAL 1997 AS COMPARED TO FISCAL 1996

     Total Company revenues for the fiscal year ended March 31, 1997 totaled $14,809,000, as compared to $9,555,000 for the year ended March 31, 1996, an increase of $5,254,000, or 55%. The principal components of this increase were:

     The Company's revenues from Company-owned retail operations increased by $5,229,000, or 69%, to $12,814,000 for the fiscal year ended March 31, 1997, from $7,585,000 for the fiscal year ended March 31, 1996. This increase resulted primarily from an increase of $6,682,000, in revenues from operating the acquired Paradise Bakery Company-owned locations for 12 months during the fiscal year ended March 31, 1997 as compared to operating the acquired Paradise Bakery Company-owned locations for three months during the fiscal year ended March 31, 1996. Additionally, revenues declined from prior years as a result of the sale of the Oh La La! Division in December 1996 and the sale and closure of Company-owned cafes for approximately $1,450,000.

     Revenues from the Company's franchising operations increased $144,000, or 36% to $539,000 for the fiscal year ended March 31, 1997, from $395,000 for the fiscal year ended March 31, 1996. This increase is a result of the following recognized franchise fees: $128,000 associated with the opening of five Java Centrale franchisee-owned cafes and two Paradise Bakery franchisee-owned cafes, $117,000 associated with the sale of two Company-owned Paradise Bakery cafes to one franchisee and three Company-owned Java Centrale cafes to two franchisees, $10,000 associated with the transfer of ownership of two Java Centrale franchisee-owned locations, $45,000 forfeited fees associated with four Java Centrale franchisees and one Paradise Bakery franchisee, $140,000 in forfeited franchise fees directly related to the termination of the joint venture agreement, and $83,129 associated with the licensing rights agreement to South Korea for the fiscal year ended March 31, 1997, as compared to the recognition franchise fees during the fiscal year ended March 31, 1997 of: $330,000 associated with opening 15 franchisee-owned Java Centrale cafes and $64,788 in association with forfeited Java Centrale franchise fees.

     Revenues from the Company's royalties increased $811,000 or 154%, to $1,336,000 for the fiscal year ended March 31, 1997, from $525,000 for the fiscal year ended March 31, 1996. This increase resulted primarily from the royalties associated with the franchise operation of Paradise Bakery for the 12 months during the fiscal year ended March 31, 1997 as compared to three months during the fiscal year ended March 31, 1996, amounting to $675,000 along with the additional franchisee-owned locations operating during the 1997 fiscal year as compared to 1996.

     Revenues from the Company's equipment sales decreased $929,000, or 88%, to $121,000 for the fiscal year ended March 31, 1997 from $1,050,000 for the fiscal year ended March 31, 1996. This decrease resulted primarily from discontinuing the sale of equipment directly to franchisees in May of 1996.

     Total expenses for the year ended March 31, 1997 were $19,735,000, an increase of $6,142,000 or 45%, over expenses of $13,593,000 for the year ended March 31, 1996. The principal components of the increase in expenses resulted from:

     The cost of food and beverage, labor, and operating costs for the Company's retail operations increased $5,015,000, for the year ended March 31, 1997, to $12,518,000, as compared to $7,503,000 for the year ended March 31, 1996. The increase resulted primarily from an increase in expenses of $6,108,000 associated with operating the Paradise Bakery locations for 12 months during the fiscal year ended March 31, 1997 as compared to three months for the fiscal year ended March 31, 1996, in addition to a decrease of $1,093,000 in operating costs associated with the sale of three Company-owned Java Centrale cafes, two Company-owned Paradise Bakery cafes and the sale of the Oh La La! locations in December 1996.

     The Company's cost of equipment decreased by $889,000, or 86%, in the year ended March 31, 1997, to $149,000, as compared to $1,038,000 for the year ended March 31, 1996. This increase resulted primarily from discontinuing the sale of equipment directly to franchisees in May of 1996.

     Selling, general, and administrative expenses increased $416,000, or 10%, during the year ended March 31, 1997, to $4,603,000 from $4,187,000 during the 1996 fiscal year. This increase results from; increases in general and administration expenses associated with the operation of the Paradise Bakery locations for 12 months for the fiscal year 1997 as compared to three months for the fiscal year 1996 totaling $739,000, the recognition of expense for the re-design of the Paradise Bakery cafe concept totaling $76,000 and decreased expenses in the fiscal year 1997 resulted from consulting expenses reduced by $264,000, personnel costs reduced by $365,000, advertising and marketing expenses reduced by $334,000 and merger expenses decreased a total of $40,000. Additionally other increases in general and administrative expenses are legal and accounting increased $217,000, as a result of expenses associated with capital raising activities and settlements, fees and expenses associated with the issuance of common stocks of $39,000.

     For the year ended March 31, 1997, the Company had an operating loss of $4,926,405, a net loss of $5,326,192, and a loss per share of $.46, as compared to an operating loss of $4,038,000, a net loss of $3,966,000, and a loss per share of $.61 for the fiscal year ended March 31, 1996. The increased operating loss of $888,000 is primarily a result of higher general and administrative expenses as described above totaling $416,000, a loss of $275,000 relating to the conversion of a note receivable into common shares, settlement expenses relating to two franchisees and a former employee of Paradise Bakery amounting to $336,000, increased bad debt expenses of $398,000 resulting from certain franchisee related notes and royalties, a loss from the termination of the joint venture in Florida totaling $257,000, virtually the same expense relating to the closure of cafes at $413,000 for each fiscal year, and higher depreciation and amortization expenses associated with the acquisition of Paradise Bakery totaling $205,000. The operating loss improved this fiscal year as compared to last fiscal year as a result of higher operating margins associated with the operations of Paradise Bakery for 12 months for the fiscal year ended 1997 as compared to three months for the fiscal year ended 1996 amounting to $752,000, lower losses for the operations of Java Centrale totaling

$180,000 and higher depreciation and amortization expenses associated with the acquisition of Paradise Bakery totaling $205,000.


     The increased net loss of $1,360,000 is a result of the above increased operating loss of $888,000, and an increase in interest expense and fees associated with the Company's financings of $545,000.

     FISCAL 1996 AS COMPARED TO FISCAL 1995

     Total Company revenues for the fiscal year ended March 31, 1996 totaled $9,555,000, as compared to $1,776,000 for the year ended March 31, 1995, an increase of $7,779,000, or 438%. The principal components of this increase were increased revenues amounting to $6,249,000 from the Oh La La! purchased locations and the acquisition of the Paradise Bakery operations as of December 31, 1995.

     The Company's revenues from Company-owned retail operations increased by $7,108,000, to $7,585,000 for the fiscal year ended March 31, 1996 from $477,000 for the fiscal year ended March 31, 1995. This increase resulted primarily from $3,424,000 in revenues recognized with the acquisition of the Oh La La! locations and $2,826,000 in revenues recognized with the acquisition of the Paradise Bakery locations. Additionally there was an increase of $858,000 or 180% in revenues from the addition of five Company-owned Java Centrale locations during the 1996 fiscal year.

     Revenues from the Company's franchising operations slightly decreased $3,000, or 1% to $395,000 for the fiscal year ended March 31, 1996, from $398,000 for the fiscal year ended March 31, 1995, resulting from a decrease in forfeited franchise fees recognized by the Company during the 1996 fiscal year of $49,000, as compared to $79,000 received during the 1995 fiscal year.

     Revenues from the Company's royalties increased $327,000 or 165%, to $525,000 for the fiscal year ended March 31, 1996, from $198,000 for the fiscal year ended March 31, 1995. This increase resulted primarily from the royalties associated with the acquisition of Paradise Bakery amounting to $196,000 and the opening of 15 new franchisee-owned locations during the 1996 fiscal year.

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

     The Company used a portion of the proceeds from the initial public offering to repay long term debt, purchase equipment and furniture, support the operating losses in developing the Company's operating system, and pay $500,000 as part of the purchase price to acquire the operating assets of Oh La La!, Inc.

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

     In the 1996 fiscal year the Company issued 1,604,692 common shares for $3,540,722 in proceeds in a series of private placements. The Company also issued convertible debt in three separate private transactions totaling $3,500,000. As of March 31, 1996, none of the convertible debt was converted into the Company's common stock. During the fiscal year ended March 31, 1997 $2,054,150 convertible debt had been converted into 3,311,183 shares of the Company's common stock .

     From April1, 1997, to July 10, 1997, an additional $445,750 has been converted into 2,386,226 shares. Additionally, in July 1997, the Company has agreed to restructure the remaining portion of the unconverted note totaling $1,000,000, into a note due no later than January 1998, pledging of the Paradise Bakery, Inc. shares as collateral and added $250,000 to the balance of the note to eliminate the conversion feature of the note.

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

     As of March 31, 1996, the Company had received $144,839 in partial funding of a lease commitment amounting to $240,000. The Company has received the remaining portion of this commitment by June 30, 1996 for equipment cost of Company-owned Java Centrale cafes.

     During fiscal year ended March 31, 1997, the Company sold a total of 1,538,462 shares of its common stock in two private placements, for net proceeds of $900,000 to fund continuing operations.

     As part of the purchase price for the assets of Oh La La! acquired by the Company on March 31, 1995, the Company issued to Oh La La!, Inc. a note payable of $745,874, and assumed liabilities for tenant improvement loans related to the properties acquired of $113,306. In January of 1996, the Company converted a note payable of $745,874 into 234,000 shares of common stock pursuant to the terms of the note associated with the acquisition of Oh La La!. In December of 1996, the Company sold the assets of Oh La La! to Good Food Fast Companies Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and $750,000 in notes receivable due in 1999. On March 31, 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of Oh La La!, the Company and GFF entered into an agreement whereby GFF assumed certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and convert the remaining $355,000 balance of the note to 40,000 shares of GFF common stock. The common shares of GFF at March 31, 1997, have been valued at $2.00 per share based on the fair value of such shares. The Company recognized an aggregate loss of $304,638 from the sale of Oh La La! and the subsequent conversion of the note receivable into common shares. As of March 31, 1997, following the related conversions, the Company owned approximately 30% of the outstanding-common shares of GFF. The Company did not recognize any earnings from GFF under the equity method of accounting due to inmateriality.

     In April 1996, the Company completed a financing for $400,000, which pledged the assets of Oh La La!. This note was paid from the proceeds of the cash portion on the sale of Oh La La! in December 1996.

     In May 1996, the Company completed the sale of two Company-owned Paradise Bakery cafes to a franchisee for proceeds of $280,000, which were applied to the note due Sanwa Bank from the merger of Founders Venture, Inc.

     In July 1996, the Company borrowed $350,000 under a note due in April 1997. This note was paid with the proceeds of the long-term debt in November 1996, when the Company completed a financing of $779,000 in long-term debt, pledging the assets of Paradise Bakery. Although the Company is currently in default of certain financial covenants under this note, it is current with the required monthly payments under the note. The Company also used proceeds of the $779,000 to pay a note due Chart House Enterprises in the amount of $330,000.

     As of March 31, 1996, the Company had no line of credit available to it and as of March 31, 1997 had the $175,000 management line of credit available to it. In July 1996, Baycor, Gary

Nelson, President and Chief Executive Officer, and Steven J. Orlando, Chief Financial Officer, agreed to loan the Company $175,000 from time to time as needed until April 1997, when the line of credit will be due and payable. The lenders would receive a general lien on Java Centrale assets and will be at an interest rate of principal plus 2% per annum. In replacement of the line of credit, in April of 1997 Gary Nelson advanced the Company $50,000 and Steven Orlando deferred $28,000 in salary due from December 1996 through April 1997 and Baycor deferred the receipt of salary and expenses, without interest, during the 1997 fiscal year. The maximum deferral for Baycor was $145,041 as of January 31, 1997, and the amount remaining unpaid as of June 30, 1997 was $93,633 and $64,952 at March 31, 1997.

     The Company has never earned a profit in any fiscal year. Since its incorporation in 1992, the Company's operations have required (rather than provided) cash every year. In order to meet these cash requirements, the Company has from time to time sold common stock, borrowed short-term money, sold company assets and issued convertible debt. The Company recorded a loss in the development stage during its first fiscal year of operation and since principal operations commenced and has recorded a loss for the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997. The net loss for fiscal 1997 was $5,326,192. There can be no assurance that losses will not continue, or that the Company as currently constituted will become profitable in the future. As of March 31, 1997, the Company had an accumulated deficit of $13,438,422. In the fiscal year ended March 31, 1997, the Company sold assets, raised debt and equity, and reduced expenses to meet its ongoing liquidity needs. Currently the Company has a material working capital shortfall.

     The Company's financing plan over the last year to meet its ongoing liquidity needs has been to raise new equity through private placements, refinance or obtain new debt funding and sell assets of the Company's operation. The Company is maintaining its financing plan of seeking new equity, obtaining or refinancing debt and pursuing the sale of assets related to the Company's operation. In February 1997, the Company hired an outside advisor to assist with the refinancing of the debt or the raising of new equity and to date there has been no financing completed. As of June 30, 1997, the Company is in negotiations with various parties and no certainty can be given as to the ultimate outcome of these discussions.

     During fiscal 1997 and to date, the Company has been operating at a loss primarily due to its administrative overhead and the under performance of the cafes in its Java Centrale system. Commencing in April 1996. The Company instituted a plan to reduce its administrative expenses, but this plan has not been successful enough to cause the Company to become profitable. Further, the Company's Java Centrale system has in general not grown as fast or proved to be as profitable as expected, and the Company has experienced higher than anticipated expenses in pursuing the development of these cafes and in the closing of certain outlets in this system.

     The Company's continuing operating losses have left it in a materially weak cash-flow position, one effect of which has been that the Company has been unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do.

     Since April of 1996, the Company has relied on a series of short-term loans from Alta Petroleum, Inc. in the aggregate amount of $775,000, sale of assets totaling $1,321,000 and the raising of $900,000 in equity to finance its continuing cash flow shortfalls. (See "Certain Transactions," below.) There can be no assurance that any similar financing, asset sales or equity placements will continue to be available to the Company in the future. Consequently, under current circumstances the Company does not anticipate that it will be able to continue existing operations in the future unless it can obtain new short-term or long-term financing, raise new equity or make a significant sale of assets. A special committee of the Company's Board of Directors has been constituted in order to evaluate a number of options for the resolution of its immediate and long-term financial needs, including among other potential alternatives the sale of its Java Centrale and/or Paradise Bakery systems, obtaining a long-term loan secured by its Paradise Bakery assets, a private and/or public sale of Company stock and/or other securities, and a strategic merger. Some of the alternatives currently being studied by the Company's Board of Directors might result in a change in the management and/or control of the Company. However, no final resolution of these issues has yet been arrived at.

     At the Company's current level of development, it does not generate net cash from operations. To fund its operations, the Company requires either additional financing, significant sales of additional franchises, or a substantial increase in its network of Company-owned cafes and carts. The Company incurred a net loss of $3,966,000 and used net cash of $2,391,000 in operating activities for the year ended March 31, 1996 and incurred a net loss of $5,326,192 and used net cash of $3,062,279 in operating activities for the year ended March 31, 1997.

     The Company had developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations both for the year ended March 31, 1997, and thereafter. During the fiscal year ended March 31, 1997, the Company reduced administrative salaries, certain employee benefit costs, and marketing expenses. The Company also sold 20 of its existing Company-owned cafes and carts for proceeds of $1,321,000 in cash and is actively pursing the sale of additional assets. Despite the sale (and possible future sales) of these
assets, the Company does intend to operate Company-owned locations.   The
Company also completed a number of debt financings totaling $1,729,000 and the sale of equity for $900,000 to meet its ongoing liquidity needs in the fiscal year ended March 31, 1997.

     Based on the Company's current cost structure and other expense calculations, and the Company's current and anticipated revenue streams, including sales of new Java Centrale franchises and the operating income expected to be produced by the Company's Paradise Bakery system, the Company cannot estimate that it will break even on cash flow in the current fiscal year. The Company does not expect to achieve profitability until after March 31, 1998, and then only if the Company's growth projections can be met and its cost structure remains stable. There can be no assurance that enough new franchises will be sold to provide the necessary liquidity, or that the Company's liquidity goals will be reached in the immediate future if ever. The Company has certain debt obligations that are in default for non-compliance with financial covenants and non-payment to the scheduled payments. These obligations have been classified as currently due in the financial statements and the Company cannot make any assurances as to the ultimate disposition of these debt obligations which total approximately $1,150,000 as of July 1997. The Company's plan of operation to provide ongoing liquidity continues to include the sale of certain operating assets, the active pursuit of debt and equity and the restructure of debt. The Company can not make any assurance that this plan will be achieved.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following 29 pages contain the Company's audited balance sheets as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1997, 1996, and 1995. No supplementary data is required to be filed by the Company by Section 302 of Regulation S-K.

     FINANCIAL STATEMENTS AND REPORT OF
     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          JAVA CENTRALE, INC.,
          AND SUBSIDIARY

          March 31, 1997, 1996 and 1995

                                    CONTENTS

                                                                          Page

CONSOLIDATED FINANCIAL STATEMENTS

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    40

     CONSOLIDATED BALANCE SHEETS                                           42

     CONSOLIDATED STATEMENTS OF OPERATIONS                                 43

     CONSOLIDATED STATEMENT OF STOCKHOLDERS'                               44
          EQUITY (DEFICIT)

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                 45

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            47

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
JAVA CENTRALE, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of JAVA CENTRALE, INC. (A CALIFORNIA CORPORATION) and Subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1997 and 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Java Centrale, Inc. and Subsidiary as of March 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced recurring net losses from operations and has a net loss of approximately $5,300,000 for the year ended March 31, 1997 and as of that date, the Company's current liabilities exceeded its current assets by approximately $2,900,000. At March 31, 1997, the Company is in default under a note agreement and is not in compliance with certain debt agreement covenants which could result in the notes becoming due and payable on demand. The Company's plan in regard to these matters are also described in Note C. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities should the Company be unable to continue as a going concern.

GRANT THORNTON LLP

Sacramento California
July 8, 1997

                       JAVA CENTRALE, INC., AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                                    March 31,

                                                ASSETS
                                                                   1997                1996
                                                                -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  350,608        $  1,182,078
  Notes receivable - current                                        448,369             485,751
  Accounts receivable (net of allowance of
     $176,223 in 1997 and $58,000 in 1996)                          591,536             405,574
  Inventories                                                       314,342             417,780
  Prepaid expenses and other                                        397,322             595,285
                                                              -------------       -------------
    Total current assets                                          2,102,177           3,086,468

NOTES RECEIVABLE                                                    989,603           1,298,574
PROPERTY AND EQUIPMENT, NET                                       2,781,158           5,737,980
INTANGIBLE ASSETS                                                 4,040,845           5,526,203
DEFERRED CHARGES AND OTHER                                          316,775             670,658
NOTES RECEIVABLE-OFFICER                                            240,766             235,201
INVESTMENT IN JOINT VENTURE                                               -             176,983
INVESTMENT                                                          546,666                   -
                                                              -------------       -------------
                                                              $  11,017,990       $  16,732,067
                                                              -------------       -------------
                                                              -------------       -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $  1,123,573        $  1,807,136
  Accrued liabilities                                               620,424             726,244
  Due to related parties                                             44,295              22,637
  Current maturities of long-term debt                            1,945,488             746,785
  Convertible debt                                                1,197,068                   -
  Current capital lease obligations                                  27,768              96,267
                                                              -------------       -------------
    Total current liabilities                                     4,958,616           3,399,069

DEFERRED REVENUES                                                   576,000           1,003,500
LONG-TERM DEBT                                                            -           1,171,161
CONVERTIBLE DEBT                                                    248,682           3,500,000
CAPITAL LEASES                                                       95,667             129,054
OTHER LIABILITIES                                                    69,573             148,376

STOCKHOLDERS' EQUITY:
  Series B Redeemable Preferred Stock, $.01 per share
    per annum cumulative, convertible, no par
    25,000,000 shares authorized                                          -                   -
  Common stock, no par, 25,000,000 shares authorized,
    issued and outstanding shares; 13,743,804 - 1997
    and 8,533,587 - 1996                                         18,507,874          15,493,137
  Accumulated deficit                                           (13,438,422)         (8,112,230)
                                                              -------------       -------------
                                                                  5,069,452           7,380,907
                                                              -------------       -------------
                                                              $  11,017,990       $  16,732,067
                                                              -------------       -------------
                                                              -------------       -------------



        The accompanying notes are an integral part of these statements.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended March 31,

                                                     1997                 1996                1995
                                               -------------        ------------        ------------
Revenue:
  Company cafe sales                           $  12,813,423       $   7,585,190        $    476,859
  Franchise operations                               538,629             394,788             398,000
  Royalties                                        1,335,616             524,635             198,413
  Sales of equipment and supplies                    121,220           1,050,187             702,398
                                               -------------       -------------        ------------

    Total revenue                                 14,808,888           9,554,800           1,775,670

Cost of company sales:
  Food and beverage                                4,451,072           2,597,238             222,857
  Labor                                            4,643,875           2,714,067             265,075
  Direct and occupancy                             2,705,026           1,742,044              72,999
  Cost of equipment and supplies                     148,857           1,038,497             774,984
  Depreciation                                       573,495             227,631              34,865
  Other                                              144,637             222,000              45,256
                                               -------------       -------------       -------------

    Total cost of company sales                   12,666,962           8,541,477           1,416,036
                                               -------------       -------------       -------------
General and administrative expenses                4,602,667           4,187,049           2,351,025
Depreciation and amortization                        584,873             380,159              43,746
Loss associated with cart and cafe closures          413,043             410,200                   -
Bad debt expense                                     472,011              74,000                   -
Settlement expense                                   336,000                   -                   -
Loss on conversion of note receivable                275,000
Loss on joint venture                                256,816                   -                   -
Loss on sale of cafes                                127,921                   -                   -
                                               -------------       -------------       -------------
    Operating loss                                (4,926,405)         (4,038,085)         (2,035,137)
                                               -------------       -------------       -------------
Other income (expense):
  Interest expense                                  (662,084)           (117,284)             (7,247)
  Interest income                                    113,168              98,295             216,842
  Debt conversion expense                                  -                   -            (118,953)
  Other income                                       149,129              90,648              50,312
                                               -------------       -------------         -----------
    Net loss                                    $ (5,326,192)       $ (3,966,426)       $ (1,894,183)
                                               -------------       -------------       -------------
                                               -------------       -------------       -------------


Net loss per weighted average equivalent
  common share outstanding                     $        (.46)      $        (.61)      $        (.42)
                                               -------------       -------------       -------------
                                               -------------       -------------       -------------
Equivalent common shares outstanding              11,540,800           6,526,377           4,488,532
                                               -------------       -------------       -------------
                                               -------------       -------------       -------------


        The accompanying notes are an integral part of these statements.

                       JAVA CENTRALE, INC., AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 Three years ended March 31, 1997, 1996 and 1995



                                             Preferred Stock                Common Stock              Accumulated
                                       -------------------------      ------------------------
                                         Shares         Amount          Shares          Amount          (Deficit)           Total
                                    ------------   -------------   ------------    ------------      ------------     ------------
Balances, March 31, 1994               5,000,000   $   1,000,000      3,016,820    $    600,000      $ (2,251,621)    $   (651,621)

Initial public offering of
  common stock, net
  of expenses                                  -               -      1,500,000       7,288,407                 -        7,288,407

Conversion of Series B
  preferred stock to
  common stock                        (5,000,000)     (1,000,000)       200,000       1,000,000                 -                -

Debt conversion expense                        -               -              -         118,953                 -          118,953

Shares issued for
  acquisition                                  -               -        600,000         569,500                 -          569,500

Net loss                                       -               -              -               -        (1,894,183)      (1,894,183)
                                    ------------   -------------   ------------    ------------      ------------     ------------
Balances, March 31, 1995                       -               -      5,316,820       9,576,860        (4,145,804)       5,431,056

Shares issued for cafe
  purchases                                    -               -        279,721         466,168                 -          466,168

Warrants converted to
  common stock                                 -               -        300,000         120,000                 -          120,000

Note payable converted to
  common stock                                 -               -        234,000         748,800                 -          748,800

Shares issued for acquisitions                 -               -        505,926         467,477                 -          467,477

Shares issued for private
  offerings, net of expenses                   -               -      1,604,692       3,540,722                 -        3,540,722

Shares issued for joint
  venture investment                           -               -         89,428         120,166                 -          120,166

Shares issued for consulting
  expenses                                     -               -        203,000         452,944                 -          452,944

Net loss                                       -               -              -               -        (3,966,426)      (3,966,426)
                                    ------------   -------------   ------------    ------------      ------------     ------------
Balances, March 31, 1996                       -               -      8,533,587      15,493,137        (8,112,230)       7,380,907

Conversion of convertible notes                -               -      3,311,183       1,850,552                 -        1,850,552

Shares issued for private
  offerings, net of expenses                   -               -      1,538,462         900,000                 -          900,000

Warrants converted to
  common stock                                 -               -        250,000          62,500                 -           62,500

Shares issued for consulting
  expenses                                     -               -        200,000          50,000                 -           50,000

Warrants issued for consulting
  expenses                                     -               -              -         240,351                 -          240,351

Warrants issued in connection
  with debt                                    -               -              -          31,500                 -           31,500

Shares canceled for joint
  venture investment                           -               -        (89,428)       (120,166)                -         (120,166)

Net loss                                       -               -              -               -        (5,326,192)      (5,326,192)
                                    ------------   -------------   ------------    ------------      ------------     ------------
Balances, March 31, 1997                       -   $           -     13,743,804   $  18,507,874    $  (13,438,422)    $  5,069,452
                                    ------------   -------------   ------------    ------------      ------------     ------------
                                    ------------   -------------   ------------    ------------      ------------     ------------

         The accompanying notes are an integral part of this statement.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Year ended
                                                                                                    March 31,
                                                                             ------------------------------------------------------
                                                                                   1997                1996                1995
                                                                             --------------      -------------       --------------
Cash flows from operating activities:
 Net loss                                                                    $  (5,326,192)      $  (3,966,426)      $  (1,894,183)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                                                 1,158,368             607,790              78,293
   Loss on conversion of note receivable                                           275,000                   -                   -
   Loss on joint venture                                                           256,816                   -                   -
   Settlement expense                                                              150,000                   -                   -
   Loss on sale of cafes                                                           127,921                   -                   -
   Debt conversion expense                                                               -                   -             118,953
   Loss associated with cart and cafe closures                                     413,043             410,200                   -
   Stock issued for consulting expenses                                            188,497             452,944                   -
   Warrants issued in connection with debt                                          31,500                   -                   -
   Changes in operating assets and liabilities:
     Inventories                                                                   (44,063)            (20,410)            (61,722)
     Deposits and prepaid expenses                                                 125,442            (318,478)           (217,457)
     Accounts payable and accrued liabilities                                     (924,075)            512,923             288,704
     Payable to related parties                                                     16,093            (221,668)             (8,492)
     Deferred revenue                                                             (417,500)            314,500              18,000
     Accounts receivable                                                          (276,948)             21,768            (111,283)
     Notes receivable                                                              962,237             200,718            (228,776)
     Deferred charges and other assets                                             248,555            (523,570)            143,936
     Other liabilities                                                             (26,973)            138,376                   -
                                                                               -----------        ------------        ------------
         Net cash used in operating activities                                  (3,062,279)         (2,391,333)         (1,874,027)

Cash flows from investing activities:
 Proceeds from cafe sales                                                        1,321,100                   -                   -
 Purchase of furniture and equipment                                              (313,446)         (1,432,166)           (333,074)
 Increase in intangible assets                                                     (15,001)             (2,225)                  -
 Investment in joint venture                                                             -             (13,404)                  -
 Cash paid for net assets acquired and other
   acquisition expenses                                                                  -          (5,554,427)           (676,170)
                                                                               -----------        ------------        ------------
         Net cash provided by (used in) investing activities                       992,653          (7,002,222)         (1,009,244)

Cash flows from financing activities:
 Proceeds from issuing convertible debt                                                  -           3,500,000                   -
 Proceeds from issuing common stock, net                                           900,000           3,540,722           7,288,407
 Proceeds from notes payable                                                     1,729,000                   -                   -
 Repayments of notes payable                                                    (1,361,695)           (494,206)           (678,000)
 (Payments) proceeds from capital lease obligations                                (91,649)            144,839                   -
 Proceeds from warrant conversions                                                  62,500             120,000                   -
                                                                               -----------        ------------        ------------
         Net cash provided by
              financing activities                                               1,238,156           6,811,355           6,610,407
                                                                               -----------        ------------        ------------
Net (decrease) increase in cash                                                   (831,470)         (2,582,200)          3,727,136

Cash and cash equivalents, beginning of period                                   1,182,078           3,764,278              37,142
                                                                               -----------        ------------        ------------
Cash and cash equivalents, end of period                                       $   350,608        $  1,182,078        $  3,764,278
                                                                               -----------        ------------        ------------
                                                                               -----------        ------------        ------------

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year ended
                                              March 31,
                              ----------------------------------------
                                  1997           1996           1995
                              ----------      ---------       --------
Cash paid for:
     Income taxes             $    1,600      $       -       $      -
     Interest                 $  438,707      $  55,006       $  7,247


NON-CASH TRANSACTIONS:

     During the year ended March 31, 1997, the Company issued 200,000 shares of common stock valued at $50,000 pursuant to a consulting agreement. The Company recognized consulting expense of $50,000 as a result of issuance of these shares.

     During the year ended March 31, 1997, the Company issued warrants valued at $240,351 pursuant to consulting agreements. The Company recognized consulting expense of $138,497 as a result of issuance of these warrants.


     Supplemental Noncash Investing Activities:

     Proceeds from cafe sales for the year ended March 31, 1997:

     Fixed assets, net          1,220,063
     Accounts receivable           41,252
     Inventory                     59,785

     Net cash proceeds         $1,321,000


        The accompanying notes are an integral part of these statements.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION AND NATURE OF BUSINESS

     Java Centrale, Inc. (the Company) operates under the brand names of Java Centrale and Paradise Bakery (Paradise), a wholly owned subsidiary of the Company, (acquired in December 1995). Java Centrale is primarily in the business of selling gourmet coffee products along with breakfast and lunch items. Paradise is primarily in the business of selling freshly baked cookies, muffins, croissants and provides a full lunch menu. Java Centrale operates franchisee owned locations and Paradise operates both company and franchisee owned locations.


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

     ROYALTY REVENUE - Royalty revenue is recorded as earned in accordance with specific terms of each franchisee agreement.

     3.   INVENTORIES

     Inventories, consisting principally of franchise related supplies and equipment, are stated at the lower of cost (first-in, first-out method) or market.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995


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

     5.   INTANGIBLE ASSETS

     Intangible assets consist of goodwill and organizational costs. All intangible assets are amortized on a straight line basis over the following years:

          Goodwill                                  15 years
          Organizational costs                       5 years

     The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exist at March 31, 1997.

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

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     8.   RECLASSIFICATIONS

     Certain reclassifications were made to the 1996 and 1995 financial statements in order to be in conformity with the 1997 presentation.

     9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 1997 and 1996 because of the relatively short maturity of these instruments. The carrying value of long-term debt approximated fair value as of March 31, 1997 and 1996 based upon current market rates for the same or similar debt issues. As of March 31, 1997, notes receivable with a carrying value of $1,886,538 had an estimated fair value of $1,850,700 based upon current market rates for notes with similar terms and credit quality. As of March 31, 1996, notes receivable with a carrying value of $2,019,526 had an estimated fair value of $1,897,000 based upon current market rates for notes with similar terms and credit quality.

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

     The allowances for losses on impaired notes receivable and accounts receivable are estimates for which there is at least a reasonable possibility of a change within one year of the balance sheet date and that could have a material effect on the financial statements.

     11.  STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement requires entities to disclose the fair value of their employee stock options, but permits entities to continue to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has determined that it will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation cost to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company grants stock options to employees with an exercise price equal to the Company's quoted market price of the stock at the date of grant. Accordingly, no compensation cost is recognized for stock option grants. Disclosure requirements in accordance with SFAS No. 123 are included at note Q.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     12.  LOSS PER SHARE

     Loss per common share is based upon the weighted average number of common and common equivalent shares outstanding.

     For all periods presented, the options, warrants and Series B preferred stock are anti-dilutive. Accordingly, only the common shares outstanding are included in the computation of weighted average shares outstanding, and no fully diluted loss per share is presented.

     13.  ADVERTISING

     All costs related to marketing and advertising are charged to operations in the year incurred and totaled $165,194, $420,000 and $423,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     14.  FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No.
     128).  SFAS No. 128 replaces the presentation of primary earnings per share
     (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Provisions of SFAS No. 128 are effective for periods ending after December 15, 1997. The potential impact of adopting SFAS No. 128 is expected to be immaterial.

NOTE C - REALIZATION OF ASSETS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred recurring net losses from operations and a net loss of approximately $5,300,000 for the year ended March 31, 1997. In addition, the Company has used, rather than provided, cash in its operations. At March 31, 1997, the Company is in default under a note agreement and is not in compliance with certain debt agreement covenants which could result in the notes becoming due and payable on demand. These notes have been classified as current in the consolidated balance sheet.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995

NOTE C - REALIZATION OF ASSETS - CONTINUED

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability of recorded assets that might be necessary should the Company be unable to continue in existence.

     To meet its liquidity needs and continue existing operations, the Company plans on obtaining new long-term financing, raising new equity or making a significant sale of assets. However, the Company cannot make any assurances that their plan will be achieved.

NOTE D - FRANCHISE OPERATIONS

     At March 31, 1997, the Company has commitments from franchisees for 36 franchisee owned cafes and carts which are not yet operational. Under these commitments, the Company has received $520,000 in nonrefundable deposits, and notes receivable of $80,000. No revenues have been recognized in the financial statements related to the cafes and carts not yet operational. The notes receivable do not bear interest, and are due within twenty-four months of the note date.

     Related to these commitments, the Company has deferred revenues of $576,000 at March 31, 1997, which will be recognized when the Company completes its initial commitments to the franchisees and the franchisee owned store is open for business.

     Under the franchise agreement, the Company receives an override on sales of various coffee products to its franchisees. The Company, under a producer agreement, currently purchases all of its coffee products from one vendor. However, management believes that other sources of coffee products are readily available and that no economic dependency on one vendor exists.

NOTE E - SIGNIFICANT ACQUISITIONS

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

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995

NOTE E - SIGNIFICANT ACQUISITIONS - CONTINUED

     The purchase price approximated $6,725,000, consisting of $5,375,000 in cash and $1,350,000 in a note payable.

     The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of Paradise's assets and liabilities and the excess of $3,691,649 was allocated to goodwill. The goodwill will be amortized on the straight-line method over a period of 15 years. The depreciable assets will be depreciated over the remaining useful life on a straight-line basis. The assets and liabilities will be held in Paradise Bakery, Inc., as a wholly-owned subsidiary of the Company.

     On January 17, 1996, the Company merged with Founders Ventures, Inc. (Founders) pursuant to the terms of a merger agreement dated December 15, 1995. The consideration paid by the Company consisted of 431,853 shares of the Company.

     The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of Founder's assets and liabilities and the excess of $626,741 was allocated to goodwill. The goodwill will be amortized on the straight-line method over a period of 15 years. The depreciable assets will be depreciated over the remaining useful life on a straight-line basis. The assets and liabilities will be held in Paradise Bakery, Inc., a wholly-owned subsidiary of the Company.

NOTE F - DISPOSAL OF ASSETS

     On December 13, 1996, the Company sold all operating locations of their Oh La La! Division pursuant to the terms of an asset purchase agreement. The assets sold consisted of 11 Oh La La! cafes and carts located in San Francisco, California, the leases associated with each location, related equipment, inventory, accounts receivable and deposits.

     The consideration received for the sale of Oh La La! consisted of 233,333 shares of the purchaser's preferred stock, $1,250,000 in cash and $750,000 in a convertible note receivable. The preferred stock was issued with certain conversion rights into common shares, an 8% cumulative dividend and certain covenants and restrictions. The convertible note calls for 9% interest paid monthly with the principal due in three years and certain conversion rights into common shares. On March 31, 1997, the preferred stock and note receivable were converted to common shares (see Note J).

     On November 14, 1994 the Company entered into an agreement with Banyan Capital, Limited Partnership, Java Southeast Partners, L.P., and Java Southeast, Inc. to develop the Florida market. Pursuant to the terms of the agreement, the Company issued 89,428 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995

NOTE F - DISPOSAL OF ASSETS - CONTINUED

     The joint venture agreement was terminated effective March 1997. The Company canceled 89,428 shares of common stock and recognized a loss on investment of $256,816.

     During the year ended March 31, 1997, the Company sold six Java Company-owned cafes and two Paradise Company-owned cafes to franchisees. The Company is in the process of assigning an equipment lease in the amount of $90,275 to the purchaser of a Java cafe pursuant to the purchase agreement. Until the assignment process is complete, the Company is still liable for the lease payments.

NOTE G - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, consist of the following:

                                                       1997            1996
                                                  ------------    ------------
       Office furniture and equipment             $    384,460    $    361,873
       Tenant improvements                           2,044,554       3,196,634
       Cafe equipment                                1,243,470       2,798,701
                                                  ------------    ------------
                                                     3,672,484       6,357,208

       Less accumulated depreciation and
         amortization                                 (891,326)       (619,228)
                                                  ------------    ------------
                                                  $  2,781,158    $  5,737,980
                                                  ------------    ------------
                                                  ------------    ------------

NOTE H - NOTES RECEIVABLE

      Notes receivable at March 31, consist of the following:

                                                         1997           1996
                                                  ------------    ------------
       Equipment billings receivable (net of
         allowance of $51,800 in 1997)             $     6,381     $   317,880
       Advertising fees receivable                       9,399          60,000
       Franchise fees receivable                        80,000         286,000
       Notes from franchisees                        1,197,192         920,445
       Note from joint venture                               -         200,000
       Note from sale of Oh La La!                     145,000               -
                                                  ------------    ------------
                                                     1,437,972       1,784,325
       Less current portion                            448,369         485,751
                                                  ------------    ------------
                                                    $  989,603     $ 1,298,574
                                                  ------------    ------------
                                                  ------------    ------------

      Management has determined that approximately $844,500 of the notes from franchisees are impaired according to SFAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. Notes from franchisees are recorded net of an impairment reserve of $156,000.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995

NOTE I - INTANGIBLE ASSETS

     Intangible assets at March 31, 1997 consist of the following:

                                                   Accumulated
                                       Cost        Amortization           Net
                                   ------------    ------------    ------------
          Goodwill                 $  4,408,195    $   367,350     $  4,040,845
          Organizational cost            31,123         31,123                -
                                   ------------    ------------    ------------
          Total                    $  4,439,318    $   398,473     $  4,040,845
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

     Intangible assets at March 31, 1996 consist of the following:

                                                   Accumulated
                                       Cost        Amortization           Net
                                   ------------    ------------    ------------
          Goodwill                 $  5,575,006    $   143,338     $  5,431,668
          Organizational cost            35,658         31,123            4,535
          License rights                100,000         10,000           90,000
                                   ------------    ------------    ------------
          Total                    $  5,710,664     $  184,461     $  5,526,203
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

NOTE J - INVESTMENT

     In conjunction with the sale of Oh La La! (see note F), the Company received 233,333 shares of the purchaser's convertible preferred stock
     and a convertible note receivable in the amount of $750,000.   On March
     31, 1997, the Company and the purchaser agreed that the Company would cancel $250,000 of the note for the assumption of certain liabilities of the Company, accelerate the payment of $145,000 to May 1997 and exchange the remaining note of $355,000 and the convertible preferred stock for 273,333 shares of the purchaser's common stock. The Company recognized a loss on the exchange and conversion of the note receivable in the amount of $275,000. Fair value of the common stock at the date of conversion was determined through recent common stock issuances of the purchaser to third parties.

     At March 31, 1997, the Company's investment consists of a 30 percent interest in Good Food Fast Companies (GFF). At this date, GFF's total assets, liabilities and net income for the three months then ended were approximately $4,500,000, $3,000,000 and $21,000, respectively, based on information provided by GFF. The Company's Chairman of the Board was a director of GFF until his resignation from the GFF board on June 6, 1997.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995

NOTE K - ACCRUED LIABILITIES

     Accrued liabilities at March 31, consist of the following:

                                            1997                1996
                                       -----------          ----------
          Accrued payroll               $  133,640          $  243,948
          Accrued payroll taxes             74,997             142,973
          Settlement expense               170,000                   -
          Accrued interest                 100,936              11,074
          Other                            140,851             328,249
                                       -----------          ----------
                                       $   620,424          $  726,244
                                       -----------          ----------
                                       -----------          ----------

NOTE L - RELATED PARTIES

     Baycor Venture, Inc. (Baycor) is a wholly owned subsidiary of Baycor Capital Inc., of Alberta, Canada which owns several other Canadian corporations. A principal shareholder of Baycor Capital, Inc. is Chairman of the Board of the Company. The individual was paid $75,000, $94,328 and $99,603 under the terms of an employment agreement during the years ended March 31, 1995, 1996 and 1997, respectively. The Company also reimburses Baycor for travel and entertainment expenses incurred by officers of Baycor on behalf of the Company. At March 31, 1997 and 1996, the Company owed Baycor $44,295 and $22,637, respectively, for expenses reimbursement and compensation.

     During the year ended March 31, 1997, the Company received a bridge loan from Alta Petroleum, Inc. (Alta). Alta Petroleum, Inc.'s vice president is a board member of the Company. The balance outstanding at March 31, 1997 is $300,000, which is due May 31, 1997. Subsequent to year end, the Company received an additional $275,000.

     At March 31, 1997 and 1996, the Company had notes receivable outstanding of $185,000 from Baycor and $39,900 and $50,200, respectively, from a vice president of the Company.

NOTE M - LONG-TERM DEBT

     Long-term debt at March 31, consists of the following:       1997      1996
     Note payable to Chart House Enterprises, Inc.                ----      ----
          The note bears interest at ten percent per
          annum and is payable interest only for the
          first twelve months beginning February 1, 1996,
          and thereafter principal payments shall be
          payable in eight equal quarterly payments in
          amounts sufficient to fully amortize the entire
          principal balance over a period of eight
          quarters.  The note is collateralized by
          franchisee note receivables. The Company was in
          default as of March 31, 1997.                     $  836,282 $ 965,000

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995


NOTE M - LONG-TERM DEBT - CONTINUED

                                                                1997      1996
                                                               -------   ------
     Note payable to Chart House Enterprises, Inc.,
        due April 30, 1997.  The note bears interest
        at ten percent per annum and is payable
        quarterly in arrears.  The note is
        collateralized by certain Company owned
        stores.                                                 -       385,000

     Loan payable to Sanwa Bank, due March 31, 1996.
        The loan bears interest at 9.3125% and is
        collateralized by certain Company owned stores.         -       350,000


     Tenant improvement loans with terms calling for
        monthly principal and interest payments over
        a period ranging from one to ten years with
        interest rates ranging from 7.5 to 11 percent.        88,836    217,946

     Note payable to Alta Petroleum, related party,
        due May 31, 1997.  The note bears interest
        at 14% and is collateralized by all Paradise
        Bakery, Inc. shares.  This balance is outstanding
        as of July 8, 1997.                                  300,000        -

     Loan payable to Imperial Business Credit, Inc.
        The note bears interest at 12.551% per annum.
        Payments of $20,304 are due monthly.  The loan is
        collateralized by all equipment, receivables and
        inventory of the Paradise Company owned stores.
        The loan is subject to certain requirements and
        covenants of which the Company is not in
        compliance.                                          720,370        -
                                                          ---------- -----------
                                                           1,945,488   1,917,946

         Less current maturity                             1,945,488     746,785
                                                          ---------- -----------
                                                          ---------- -----------
                                                          $    -     $ 1,171,161
                                                          ---------- -----------
                                                          ---------- -----------

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995

NOTE N - PREFERRED STOCK

     The Company has authorized 25,000,000 shares of no par Series B Redeemable Preferred Stock (Series B). Holders of Series B stock are entitled to receive dividends and any other distribution when and as declared by the Board of Directors of the Company out of the assets of the Company that are legally available therefore, at the rate of $0.01 per share per annum and no more, prior to the payment of any distributions to holders of the Common Shares. Dividends on the Series B stock shall be payable semi-annually on September 30 and March 31 of each year. In the event of any liquidation, dissolution, or winding up of the Company, either voluntarily or involuntarily, the holders of Preferred Stock shall receive an amount equal to $.20 per share and all accrued and unpaid dividends, before any amount shall be paid to the holders of the Common Shares.

     The holders of Series B stock shall be entitled to vote only upon failure of the Company to pay dividends if the Company is legally entitled to make such payment. The Series B stock shall be convertible and may also be redeemed at any time after March 31, 1995, at the request of the holder or the Company, at an amount equal to 110% of the contributed capital per share of Preferred Stock plus all accrued and unpaid dividends. In addition, on or before March 31, 1995, the Company may redeem the Series B stock at an amount equal to 115% of contributed capital per share plus all accrued and unpaid dividends in the event of a change of control of the Company or a public offering of the Common Shares. There was no Preferred Stock issued or outstanding at March 31, 1996 and 1997.

NOTE O - CONVERTIBLE DEBT

     The Company issued through private placements, convertible notes in the amount of $3,500,000. The first note in the amount of $2,000,000 is due on December 15, 1997 with interest payable quarterly beginning on March 15, 1996 at the rate of 8% per year. The note is convertible into common stock of the Company after February 28, 1996 under certain terms and conditions. As of March 31, 1997, $900,000 had been converted into 1,276,593 common shares, leaving convertible notes payable of $1,100,000.

     The second series of notes in the amount of $1,500,000 are due on January 29, 1998 with interest payable quarterly beginning on March 15, 1996 at the rate of 8% per year. These are convertible into common stock of the Company after April 12, 1996 under certain terms and conditions. As of March 31, 1997, $1,154,250 had been converted into 2,034,590 common shares, leaving convertible notes payable of $345,750.

     The investors have the option to convert any part of the outstanding and unpaid principal amount of the notes at any time, or from time to time, at the conversion price stipulated in the note agreement.

                       JAVA CENTRALE, INC., AND SUBSIDIARY

                          March 31, 1997, 1996 and 1995


NOTE P - STOCKHOLDERS' EQUITY

     1.   STOCK SPLIT

     On June 8, 1994, the Company declared a five-for-four stock split effected in the form of 25% stock dividend on its Common Stock, without par value, to be payable on July 15, 1994 to shareholders of record on June 30, 1994. On or prior to June 10, 1994, employees and officers holding securities, including warrants and options, waived their rights to receive the stock split and also waived the impact such stock split would have on any options or warrants held by the security holders, including, but not limited to, any anti-dilution provisions relating to such options and warrants. All references in the financial statements to number of shares and per share data of the Company's common stock have been adjusted as appropriate to reflect this stock split.

     2.   ESCROW AGREEMENT

     Certain stockholders, directors and officers of the Company (the "Security Holders") placed an aggregate of 855,300 of their currently outstanding Company shares in escrow (the "Escrowed Shares") in connection with the Company's public offering of its Common Stock in May of 1994. The Escrow Agreement provides that the Escrowed Shares be released to the Security Holders if the Company achieves certain earnings requirements during the fiscal years ended March 31, 1995, 1996, 1997 and 1998. The Company has not achieved the requirements during its 1995, 1996 or 1997 fiscal years. In the event that the Company does not meet any of the earnings requirements by March 1998, all of the escrowed shares shall be released in March 1999. If any Security Holder exercises warrants or options to acquire additional Common shares of the Company ("Additional Shares"), one-third of such Additional Shares must be placed in escrow and will be released pursuant to the Escrow Agreement as if they were Escrowed Shares.

NOTE Q - STOCK OPTIONS AND WARRANTS

     1.   INCENTIVE STOCK OPTION PLAN

     Effective November, 1993, the Company adopted a Stock Option Plan (the "1993 Plan") under which options to purchase a maximum of 1,250,000 shares of Common Stock may be granted to selected officers, directors and key full-time salaried employees of the Company. Under the 1993 Plan, options may, at the discretion of the Board of Directors, be granted either as Incentive Stock Options (as defined in the Internal Revenue Code of 1986, as amended) or as Nonstatutory Stock Options. The options will have an exercise price of not less than the fair market value of the Common Stock on the date the option is granted and, unless otherwise provided by the Board of Directors, will vest over a five-year period, with

     20% of the shares exercisable at the end of each year the grantee has completed as a director or employee of the Company.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1997, 1996 and 1995

NOTE Q - STOCK OPTIONS AND WARRANTS - CONTINUED

    The fixed stock option plan is accounted for under APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                                       1997           1996
                                                 -------------   -------------

          Net loss         As reported           $ (5,326,192)   $  (3,966,426)
                           Pro forma             $ (5,718,452)   $  (4,083,046)
          Net loss         As reported                 $(.46)    $        (.61)
           per share       Pro forma                   $(.50)    $        (.63)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the years ended March 31, 1997 and 1996: expected volatility of 80 percent; risk-free interest rate of 6.05 and 5.8 percent, respectively; and expected lives of 1.5 and 1.0 years, respectively.

    On July 31, 1996, the Company modified the exercise price of all outstanding options from $1.75 - $2.00 per share to $.75 per share. Also on July 31, 1996, the Company canceled the stock options under the 1993 Plan for certain directors and officers and issued 1,200,000 warrants to those individuals. The warrants are included in the table below.

    A summary of the status of the Company's fixed stock option plan and warrants issued to directors and officers as of March 31, 1997 and 1996 and changes during the years then ended are presented below.


                                                   1997                          1996
                                        ---------------------------  -----------------------------
                                                       WEIGHTED                        Weighted
                                                        AVERAGE                         Average
                                                        EXERCISE                        Exercise
                                         SHARES         PRICE              Shares        Price
                                        ----------   -----------     -----------    ---------------
   Outstanding at beginning of year     1,100,000    $      1.89        298,750      $        2.56
   Granted
       Options                          1,183,500    $       .75      1,100,000      $        1.89
       Warrants                         1,200,000    $       .75              -      $           -
   Exercised                                    -    $         -              -      $           -
   Forfeited                           (1,241,000)   $      1.76       (298,750)     $        2.56
                                       ------------                    ---------
   Outstanding at end of year           2,242,500    $       .75      1,100,000      $        1.89


                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1997, 1996 and 1995

NOTE Q - STOCK OPTIONS AND WARRANTS - CONTINUED

       Options and warrants
         exercisable at year end             1,719,014      $     .75         87,000          $1.89
       Weighted-average fair value of
         options and warrants granted
         during the year                                    $     .20                   $       .62


    The following information applies to options and warrants issued to directors and officers outstanding at March 31, 1997:

         Number outstanding                          2,242,500
         Range of exercise prices                    $     .75
         Weighted-average exercise price             $     .75
         Weighted-average remaining life                  3.25

    2.   WARRANTS

    In July 1993, the Company granted warrants to purchase 225,000 shares of common stock at $1.60 per share to management consultants. The warrants expire at the end of five years.

    In May 1994, the Company granted warrants to purchase 150,000 shares of common stock at $9.90 per share to the underwriter group involved with the initial public offering.

    In July 1995, the Company granted warrants to purchase 682,000 shares of common stock at $2.58 per share for consulting services. The warrants expired on July 2, 1997.

    In August 1995, the Company granted warrants to purchase 150,000 shares of common stock at $1.50 per share for consulting services. The warrants expire in August 2002.

    In January 1996, the Company granted warrants to purchase 100,000 shares of common stock at $2.75 per share for consulting services. The warrants expire in January 2001.

    In July 1996, the Company granted warrants to purchase 300,000 shares of common stock at a resulting exercise price of $.28125 per share. The warrants were granted in conjunction with a debt issuance and they expire June 30, 2000.

    In September 1996, the Company granted warrants to purchase 769,230 shares of common stock at $1.25 per share in conjunction with a stock subscription agreement. The warrants expire September 23, 1998.

    In October 1996, the Company granted warrants to purchase 50,000 shares of common stock at a resulting exercise price of $.28125 per share. The warrants were granted in conjunction with a debt issuance and they expire June 30, 2000.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1997, 1996 and 1995


NOTE Q - STOCK OPTIONS AND WARRANTS - CONTINUED

    In February 1997, the Company issued the following warrants for consulting services:

         (a) warrants to purchase 300,000 shares of common stock at 60 percent of the prior day's closing bid price per share and warrants to purchase 300,000 shares of common stock at 75 percent of the prior day's closing bid price per share; these warrants are effective for 120 days, and 525,000 of such warrants were exercised subsequent to March 31, 1997.

         (b) warrants to purchase 600,000 shares of common stock at $.75 per share effective for 120 business days following the exercise or expiration of all of the warrants described in (a), above.

         (c) warrants to purchase 600,000 shares of common stock at $.75 per share effective for 120 business days following the exercise or expiration of all of the warrants described in (b), above.

NOTE R - LEASE COMMITMENTS, RENT EXPENSE, AND DEPOSIT

    The Company has entered into a five and one-half year lease of office space for its corporate headquarters commencing on March 31, 1996, and ending July 31, 2001.

    Future minimum rents are as follows for each of the years ending March 31,:

                                                   Capital         Operating
                                                    Lease            Lease
                                               -------------    --------------

    1998                                       $     42,240     $   1,408,740
    1999                                             42,240         1,258,921
    2000                                             42,240         1,165,787
    2001                                             38,720           896,444
    2002                                                  -           590,201
    Thereafter                                            -           768,784
                                               ------------     -------------

    Future minimum lease payments                   165,440    $   6,088,877
                                                               -------------
                                                             -------------

    Amounts representing interest                    42,005
                                                 ------------

    Present value of minimum lease payments    $    123,435
                                               ------------
                                               ------------

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1997, 1996 and 1995


NOTE R - LEASE COMMITMENTS, RENT EXPENSE, AND DEPOSIT - CONTINUED

    All amounts due under capital lease obligations are for cafe equipment with a net book value of approximately $123,000.

    In addition to minimum rents, the Company is required to pay its share of taxes, insurance, common area maintenance, and percentage rents of 1% to 2% of sales.

    Rent expense included in these financial statements for facilities leased by the Company is $1,970,428, $1,214,064, and $114,090 for the applicable years ended March 31, 1997, 1996 and 1995, respectively.

NOTE S - INCOME TAXES

    As of March 31, 1997, the Company has accumulated net operating losses of approximately $12,800,000. These losses can be carried forward and applied against future income of the Company for federal and state income tax purposes. The net operating losses will begin to expire in 2008 for federal purposes and in 2002 for state purposes, if not previously utilized. For state income tax purposes, the use of the net operating loss is limited to approximately 50% of the federal net operating loss. Under U.S. tax rules, the Company, as a result of the Paradise acquisition is subject to certain limitations as to the use of net operating losses in any one year. A valuation allowance totally offsets the balance of the deferred tax asset related to these net operating losses, as it is more likely than not that the Company will not realize the deferred tax assets.

                                              1997                 1996
                                        ---------------    --------------
       Deferred tax assets:
         Net operating losses           $    5,120,000     $     2,800,000
         Temporary differences:
            Franchise fees collected           208,000             287,000
            Depreciation and other              40,000              20,000
         Valuation allowance                (5,368,000)         (3,107,000)
                                        --------------      --------------

                                        $            -     $             -
                                       ---------------     ---------------
                                       ---------------     ---------------

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                            March 31, 1997, 1996 and 1995


NOTE T - COMMITMENTS

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

NOTE U - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

    As of March 31, 1997, an adjustment of approximately $375,000 was recorded to establish an allowance for uncollectible accounts, $191,000 of which is related to events that occurred in the fourth quarter.

    During the year ended March 31, 1997, the Company issued warrants in connection with consulting services. The fair value of the warrants was determined to be approximately $250,000. An adjustment of approximately $140,000 and $110,000, respectively, was made as of March 31, 1997 to record consulting and prepaid expenses relating to this amount. Warrants with a fair value of $71,600 were issued in the fourth quarter and are included in the above amount.

    As of March 31, 1997 the Company recorded an adjustment to the value of the 233,333 shares of GFF preferred stock in the amount of approximately $230,000 (see Note J).

    As of March 31, 1997, an adjustment of $113,000 was recorded to amortize deferred debt issuance costs as a result of the debt not being converted. This amount is included in interest expense.

NOTE V - SUBSEQUENT EVENTS

    In May 1997, the Company closed its Java Centrale Palo Alto location. An impairment write-down of approximately $283,000 was recorded for this location as of March 31, 1997.

    In July 1997, the Company agreed to restructure $1,000,000 of the convertible debt into a note due no later than January 1998. The shares of Paradise Bakery, Inc. were pledged as collateral and an additional $250,000 was added to the balance of the note to eliminate its conversion feature.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

         NAME                               AGE                 POSITION WITH COMPANY

         Richard D. Shannon                 51                  Director, Chairman of the Board

         Gary C. Nelson                     54                  Director, President and Chief Executive Officer

         Bradley B. Landin                  46                  Senior Vice President Operations

         Thomas A. Craig                    64                  Vice President -- Marketing and Real Estate

         Steven J. Orlando                  46                  Vice President, Chief Financial Officer and Secretary

         Kevin R. Baker                     48                  Director

         Lyle P. Edwards                    49                  Director



RICHARD D. SHANNON has been a Director of the Company since its incorporation in March 1992 and became Chairman in January 1994. Mr. Shannon also served as Secretary of the Company from its inception until January 1994. Mr. Shannon currently devotes approximately 80% of his time to his duties with the Company. In February 1990, Mr. Shannon, together with Kevin R. Baker, also a Director of the Company, founded Baycor Capital Inc. ("Baycor Capital"), a private merchant bank based in Calgary, Canada. Baycor Capital owns 100% of the issued and outstanding shares of Baycor Ventures, the largest single shareholder of the Company. Mr. Shannon is also the President of Baycor Ventures. Mr. Shannon is a director of a number of privately held companies in Canada. During the period 1978 through 1989, Mr. Shannon practiced law at Burnet, Duckworth & Palmer, a Calgary-based law firm, which operated joint venture offices in Ottawa, New York, Hong Kong, London and Geneva. Mr. Shannon graduated from the University of Alberta, Canada where he obtained a BA in Economics and an LLB from the Faculty of law.

GARY C. NELSON, a founding shareholder of the Company, has been a Director, President and Chief Executive Officer of the Company since its incorporation in March 1992. During the period from November 1991 until the Company's incorporation in March 1992, Mr. Nelson devoted his time to the planning development and initial funding of the Company's incorporation and commencement of operations. From September 1990 through October 1991 Mr. Nelson was both Senior Vice President and President International Division and a founding shareholder of CNY International, a company, which was formed to acquire and operate the retail businesses of American Confectionery Corporation. From March 1990 until August 1990, Mr. Nelson was Vice President of American Confectionery Corporation, a company which both owned and franchised over two hundred candy and yogurt outlets. From February 1983 until February 1990 Mr. Nelson was a founding shareholder and served as President and Chief Executive Officer of publicly traded J. Higby's, Inc. and its privately held predecessor, Gamma Industries, whose business was franchising J. HIGBY'S YOGURT AND TREAT SHOPPES in the United States and internationally in Canada and five countries in southeast Asia. Mr. Nelson holds a BA in Business Administration from the California State University.

BRADLEY B. LANDIN, a founding shareholder has been a Director and Vice President Operations of the Company since its incorporation in March 1992. From September 1990 until February 1992, Mr. Landin was Vice President International Division of CNY International, a company that was formed to acquire and operate the retail businesses of American Confectionery Corporation. From March 1990 through August 1990, Mr. Landin was Vice President International Development of American Confectionery Corporation, which both owned and franchised over two hundred candy and yogurt outlets. From September 1986 until February 1990, Mr. Landin held various positions with publicly traded J. Higby's Inc., the franchisor of J. HIGBY'S YOGURT AND TREAT SHOPPES where he was responsible for franchised and company-owned operations, product development, store planning and turn-key construction and equipment programs. Mr. Landin did undergraduate work in business at both Loyola University in Chicago and the University of Wisconsin, Green Bay Campus.

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

KEVIN R. BAKER has been a Director of the Company since its incorporation in March 1992. Since February 1990, Mr. Baker has been the President of Baycor Capital, a private merchant bank based in Canada, which is the parent corporation of Baycor Ventures, the majority shareholder of the Company. Baycor Capital holds interests in a diversified portfolio of companies and assets in Canada and the United States. During the period 1971 to January 1990, Mr. Baker practiced law at MacKimmie Matthews and Burnet, Duckworth & Palmer, two law firms in Calgary, Canada. Mr. Baker is a director of a private number of companies in Canada. Mr. Baker is also a principal in a number of ventures in the oil and gas, real estate, oil field service and hospitality industries. Mr. Baker also owns an 850-seat restaurant in Calgary that has been in operation for more than 20 years. Mr. Baker graduated from the University of Alberta, Canada where he obtained a BA in Economics and an LLB from the Faculty of Law.

LYLE EDWARDS, is a businessman involved in the ownership and operation of a number of real estate and other business ventures in Canada and the United States. Mr. Edwards serves as a director of a number of privately held companies in Canada and the United States and is also director of one publicly listed company in Canada. Since 1987, Mr. Edwards has been Chief Executive Officer of Westwood Financial Services, Ltd. During the period 1974 through 1987, Mr. Edwards served as an officer, director and ultimately President of Highfield Corp., Ltd., a major diversified investment corporation operating offices in several of the major cities in Western North America. Mr. Edwards was admitted to the Canadian Institute of Chartered Accountants and was associated with Deloite Haskins and Sells, the predecessor firm of Deloitte & Touche, from 1970 to 1974. Mr. Edwards graduated from the University of Alberta, Canada where he obtained a Bachelor of Science and Bachelor of Commerce.

Two of the Company's directors and officers, Gary C. Nelson and Bradley B. Landin, were former vice presidents of American Confectionery Corporation and/or of a subsidiary thereof (collectively, "ACC"). Their duties involved only the retail, franchising and marketing operations of ACC. They had no responsibility for ACC's candy manufacturing business, which it carried on through Pacific Candy Company, another subsidiary. In September 1990, they participated in a successful management buy-out of ACC's retail and franchising operations, which included Morrow's Fine Candies, House of Almond's, the House of Almond's Catalog, and J. HIGBY'S YOGURT AND TREAT SHOPPES. They both resigned from ACC to help run the new enterprise. ACC thereafter remained in business only as a candy manufacturer, through Pacific Candy Company, and under substantially different management. Approximately six months after Mr. Nelson and Mr. Landin resigned, ACC and its subsidiaries all filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (Case Nos. SB-91-13970, 13971 and 13972, U.S. Bankruptcy Court, Central District of California, filed April 12, 1991). The candy-manufacturing business encountered liquidity problems in 1991, leading ACC to seek protection from creditors. Mr. Nelson and Mr. Landin had no part in that decision or in the problems of the candy business, which led to it. On June 16, 1992, ACC's plan of reorganization was confirmed and approved by the bankruptcy court. As of that date, ACC emerged from its Chapter 11 bankruptcy proceedings and has now resumed operations as a national wholesale candy manufacturer.

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

ITEM 11.       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

               The following table sets forth the cash compensation paid by the Company to, as well as any other compensation paid to or earned by, the Company's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer during each of the fiscal years ended March 31, 1995, 1996 and 1997. The Company's President and Chief Executive Officer, Mr. Gary C. Nelson, was the only officer of the Company whose total annual salary and bonus exceeded $100,000 during the 1995 and 1997 fiscal years. The Company's President and Chief Executive Officer, Mr. Gary C. Nelson, the Company's Chief Financial Officer, Mr. Steven J. Orlando, and the Company's Chairman of the Board, Mr. Richard Shannon, were the officers of the Company whose total annual salary and bonus exceeded $100,000 during the 1996 fiscal year.

                                                    Summary Compensation Table

                                                  Annual Compensation               Long Term Compensation
                                      -------------------------------------       ---------------------------
                                                                                             Awards
                                                                                           ----------
                                                                                                  Securities
   Name of Individual                                                  Other       Restricted     Underlying       All
    and Principal         Fiscal                                       Annual        Stock         Options/        Other
     Position             Year        Salary            Bonus       Compensation     Awards         SARS(#)    Compensation
---------------         --------     ---------        --------     --------------    ------       ----------   ------------
Gary C. Nelson           1997        $121,634         $  -0-           $-0-           None            -0-           $-0-
  President/Chief        1996        $158,065         35,000            -0-           None        167,000            -0-
  Executive  Officer     1995        $147,538            -0-            -0-           None            -0-            -0-

Steven J. Orlando        1997         $89,900         $  -0-           $-0-           None            -0-           $-0-
  Chief Financial        1996          97,050         35,000            -0-           None        175,000            -0-
  Officer                1995          78,431            -0-            -0-           None        100,000            -0-

Richard Shannon          1997         $99,603         $  -0-           $-0-           None            -0-           $-0-
  Chairman of            1996          94,328         35,000            -0-           None        174,250            -0-
  the Board              1995          75,000            -0-            -0-           None            -0-            -0-




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

         Effective July 31, 1996, the Board re-priced 512,000 shares of options granted for purchase to $.75 per share.

         Effective July 31, 1996 the Board issued 1,200,000 warrants for the purchase price of $.75 per share to certain directors and officers outside the plan. These same directors and officers surrendered 572,000 stock options within the plan.

         As of March 31, 1997 the Company had cancelled 100,500 stock options due to terminated employees.

         As of March 31, 1997, the Company had granted options to purchase 1,042,500 shares, at $.75 per share, to employees of the Company in accordance with the Stock Option Plan.

     Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth certain information concerning all options held by certain of the Company's most highly compensated executive officers at the end of the Company's 1997 fiscal year (March 31, 1997). The Company has never granted any stock appreciation rights ("SARs"). All of the options listed in the table below are currently exercisable.

                                                  Number of Securities    Value of
                                                       underlying       Unexercised
                   Number of Shares      Value     unexercised options  in-the-Money
    Name         Acquired on Exercise   Realized     at March 31,1996     Options
---------------- --------------------   ---------  -------------------- -----------
Gary C. Nelson          None              N/A            50,000             N/A

Richard D. Shannon (1)  None              N/A            50,000             N/A

Steven J. Orlando       None              N/A            50,000             N/A

-----------------------

 (1) On October 30, 1995, Baycor Ventures, Inc., a company of which Mr. Shannon is a Director and 50% shareholder, exercised options to purchase 300,000 shares of the Company's Common Stock at a purchase price of $0.40 per share. The value recognized on these shares was approximately $742,500.

  EMPLOYMENT AGREEMENTS

    The Company entered into a three-year employment agreement in February 1994 with Richard D. Shannon. The Company amended this agreement effective January 1, 1996, increasing the base salary to $137,388 per year and extending the term two years to January 31, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $96,172 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. As of June 1997, the Company has not reinstated the base salary. Pursuant to the employment agreement, Mr. Shannon will act as Chairman of the Company, will serve on the Board of Directors and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $75,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the United States Department of Labor (the "Department of Labor"), (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors, under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. There was no increase in salary since the last amendment. The employment agreement between the Company and Mr. Shannon does not require him to spend more than 80% of his time on Company business.

    The Company entered into a three-year employment agreement in February 1994 with Gary C. Nelson. The Company amended this agreement effective January 1, 1996, extending the term two years to January 31, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $116,207 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. As of June 1997, the Company has not reinstated the base salary. Pursuant to the employment agreement, Mr. Nelson will act as President and Chief Executive Officer of the Company, will serve on the Board of Directors and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $145,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. There was no increase in salary since the last amendment.

    The Company entered into a three-year employment agreement in February 1994 with Bradley B. Landin. The Company amended this agreement in May of 1996 reducing the base salary to $73,274 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. As of June 1997, the Company has not reinstated the base salary. In February 1997, the employment contract was extended to January 1999. Pursuant to the employment agreement, Mr. Landin will act as Senior Vice President Operations of the Company, will serve on the Board of Directors and will be entitled to receive among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. There was no salary increase since the last amendment.

    The Company entered into a three-year employment agreement in February 1994 with Thomas A. Craig. The Company amended this agreement in May of 1996 reducing the base salary to $73,274 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. As of June 1997, the Company has not reinstated the base salary. In February 1997, the employment contract was extended to January 1999. Pursuant to the employment agreement, Mr. Craig will act as Vice President -- Marketing and Real Estate of the Company, and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. There was no salary increase since the last amendment.

    The Company entered into a three-year employment agreement in July of 1994 with Steven J. Orlando. The Company amended this agreement effective January 1, 1996, increasing the base salary to $117,000 per year and extending the term two years to July 15, 1999. The Company further amended this agreement in May of 1996 reducing the base salary to $81,900 as a result of the Company's financial performance. Under certain conditions based on the Company's performance the base salary will be reinstated upon either the Company achieving profitability for one quarter or a significant improvement in the Company's working capital. As of June 1997, the Company has not reinstated the base salary. Pursuant to the employment agreement, Mr. Orlando will act as Vice President -- Chief Financial Officer of the Company, and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. There was no salary increase since the last amendment.

COMPENSATION OF DIRECTORS

    Directors of the Company do not currently receive any compensation for serving as Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

    The Company does not maintain a Compensation Committee, as such. All decisions relating to the compensation of its executive officers are made by the Company's Board of Directors, which includes as Directors Richard D. Shannon, the Company's Chairman of the Board, Gary C. Nelson, its President and Chief Executive Officer, all of whom are Company Employees. Mr. Shannon, along with Kevin R. Baker, the fourth member of the Company's Board also serves as a Director and executive officer of Baycor Capital, a private merchant bank based in Calgary, Canada, which is the parent corporation of Baycor Ventures, the majority shareholder of the Company. See Item 13, "Certain Relationships and Related Transactions", below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of June 30, 1997, the number and percentage of shares of the Company's outstanding common stock beneficially owned, directly or indirectly, by (a) any person

(or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) who or which is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, based on information filed by such persons with the Securities and Exchange Commission, (b) each of the Company's Directors and the executive officers identified in Item 11, above, and the Company's Directors and executive officers as a group. The shares listed as "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose.

    In general, beneficial ownership includes shares over which such principal shareholder, director, or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of June 30, 1997. Unless otherwise indicated, the persons listed have sole voting and investment powers of the shares beneficially owned. Management is not aware of any arrangements, which may, at a subsequent date, result in a change of control of the Company.

                                                Amount and
                                                 Nature of
                                                Beneficial                Percent of
Name and Address of Beneficial Owner            Ownership (1)                Class
------------------------------------           ---------------            -----------
Baycor Ventures, Inc.(2)                          1,748,766                    11.2%
1550, 3800 Howard Hughes Avenue
Las Vegas, NV 89109

Kevin R. Baker(3)                                 1,768,766                    11.3%
2000, 335-8th Avenue, S.W.
Calgary, Alberta
Canada T2P 1C9

Thomas A Craig(4)                                   254,027                     1.6%
1610 Arden Way, Suite 299
Sacramento, CA 95819


Bradley B Landin(5)                                 192,000                     1.2%
1610 Arden Way, Suite 299
Sacramento, CA 95819

Gary C. Nelson(6)                                 1,248,027                     7.8%
1610 Arden Way, Suite 299
Sacramento, CA 95819

Steven J. Orlando(7)                                457,200                     2.8%
1610 Arden Way, Suite 299
Sacramento, CA 95819

Richard D. Shannon(8)                             2,204,116                    13.7%
2000, 335-8th Avenue, S.W.
Calgary, Alberta
Canada T2P 1C9

Lyle Edwards(10)                                     10,000                      .1%
784 Parkridge Drive S.E.
Calgary, Alberta
Canada T25 5E9

PSSS, Inc. Trustee                                  834,000                      5.3%
3030 Hansen Way #200
Palo Alto, CA  94304

All Directors and Officers
as a Group (6 persons)(9)                         4,385,370                     25.7%

-----------------------------------------

(1) All shares are owned directly by the individual(s) indicated, unless otherwise indicated.
(2) Does not include 125,000 shares held by Baycor Ventures, Inc. ("Baycor") but subject to currently exercisable options in favor of Mssrs. Nelson, Craig and Landin.
(3) Includes shares owned by Baycor, a corporation of which Mr. Baker is an officer, Director, and 50% stockholder. Does not include 125,000 shares held by Baycor but subject to currently exercisable options in favor of Mssrs. Nelson, Craig and Landin.  Includes 20,000 shares issuable
    upon the exercise of stock options exercisable within 60 days of     June
    30, 1997.

(4) Includes 21,000 shares available to Mr. Craig upon the exercise of a currently exercisable option issued by Baycor on outstanding Company shares presently owned by Baycor, and 49,000 shares issuable upon the exercise of stock options exercisable within 60 days of June 30, 1997.
(5) Includes 15,000 shares available to Mr. Landin upon the exercise of a currently exercisable option issued by Baycor on outstanding Company shares presently owned by Baycor, and 52,000 shares issuable upon the exercise of stock options exercisable within 60 days of June 30, 1997.
(6) Includes 89,000 shares available to Mr. Nelson upon the exercise of a currently exercisable option issued by Baycor on outstanding Company shares presently owned by Baycor, and 50,000 shares issuable upon the exercise of stock options exercisable within 60 days of June 30, 1997 and 400,000 shares issuable upon the exercise of warrants exercisable within 60 days of June 30, 1997.
(7) Includes 50,000 shares issuable upon the exercise of stock options exercisable within 60 days of June 30, 1997, and 400,000 shares issuable upon the exercise of warrants ercisable within 60 days of June 30, 1997.
(8) Includes shares owned by Baycor, a corporation of which Mr. Shannon is an officer, Direct or, and 50% stockholder. Does not include 125,000 shares held by Baycor but subject to currently exercisable options in favor of Messrs. Nelson, Craig and Landin. Includes 48,350 shares issuable upon the exercise of stock options exercisable within 60 days of June 30, 1997 and 400,000 shares issuable upon the exercise of warrants exercisable within 60 days of June 30, 1997.

(9) Includes an aggregate of 1,479,350 shares issuable upon the exercise of outstanding stock options and warrants, which are exercisable within 60 days of June 30, 1997.

(10)Includes 10,000 shares issuable upon the exercise of stock options exercisable within 60 days of June 30, 1997.

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

    In September 1995, the Company advanced to Baycor a loan in the amount of $185,000. The loan has a two-year term at a rate of prime rate plus 2% in interest and is all due and payable at the end of two years.

    In May 1995, the Company advanced to Bradley Landin, Vice President Operations and Director a loan in the amount of $59,000. The loan has a term of five years at a rate of principal plus 1% in interest with monthly principal and interest payments of $1,200. The balance at March 31, 1997 is $39,893.

    In July 1996, Baycor, Gary Nelson, President and Chief Executive Officer, and Steven J. Orlando, Chief Financial Officer, agreed to loan the Company an aggregate of $175,000 from time to time as needed in April 1997, when the line of credit will be due and payable. The lenders will receive a general lien on Java Centrale assets and will be at an interest rate of principal plus 2% per annum. In replacement of the line of credit, in April 1997 Gary Nelson advanced the Company $50,000 and the Company pledge the assets of Java Centrale for this note, Steven Orlando deferred $28,000 in salary due from December 1996 through April 1997 and Baycor deferred the receipt of salary and expenses, without interest, during the 1997 fiscal year. The maximum deferral was $145,041 as of January 31, 1997, and the amount remaining unpaid as of June 30, 1997 was $93,633 and $64,952 at March 31, 1997.

    In October 1996, Lyle Edwards was elected as a director to the Company. Mr. Edwards serves as a Vice President to Alta Petroleum, which has provided a short-term loan of $200,000 in April 1996 and which was paid in December 1996. Alta Petroleum provided additional financing of $300,000 in January 1997, $125,000 in April 1997 and $150,000 in June 1997. These loans are provided under an agreement, which secures 100% of the Company's stock of its subsidiary Paradise Bakery and a security lien on the assets of Paradise Bakery, Inc. The loan bears an interest rate of 14% and a default rate of 16%. The Company is required to pay this loan by proceeds in excess of $500,000 in capital raised or assets sold. The Note is due August 10, 1997. Baycor was paid a $40,000 fee in association with the placement of this financing.

    In February 1997, Mr. Nelson advanced the Company $40,000 for five days. This advance was paid in March 1997 with no fees or interest charges.

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

         (e) Notwithstanding any of the other provisions of the Escrow Agreement, if the Company achieves, during the four fiscal years of the Company ending March 31, 1995, March 31, 1996, March 31, 1997 and March 1998, respectively, an average annual net earnings per common share on a fully diluted basis, calculated in accordance with GAAP, of at least $.40 per common share, all (100%) of the Escrowed Shares will be released to the Security Holders and no longer subject to the Escrow Agreement; and

         (f) Any Escrowed Shares, which have not been previously released to the Security Holders in accordance with the provisions of the Escrow Agreement, will then be released, and no longer subject to the Escrow Agreement.

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

         None.


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

    2.3 Purchase Agreement dated November 22, 1996, between Java Centrale, Inc. and Good Food Fast Companies, Inc., (filed as Exhibit No.
              2.3 to the Registrant's Registration Statement on Form 8-K dated December 16, 1996, and by this reference incorporated herein.)

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

    4.7* Stock Purchase Warrant Agreement between the Registrant and Oh La
              La!, Inc., dated March 30, 1995, (filed as Exhibit No. 4.7 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

    4.8 Series B Stock Purchase Warrant, issued to Oh La La!, Inc. pursuant to the Stock Purchase Warrant Agreement between the Registrant and Oh La La!, Inc. dated March 30, 1995, (filed as Exhibit No.
              4.8 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

    4.9 Series C Stock Purchase Warrant, issued to Oh La La!, Inc. pursuant to the Stock Purchase Warrant Agreement between the Registrant and Oh La La!, Inc. dated March 30, 1995, (filed as Exhibit No.
              4.9 to the Registrant Annual Report on form 10-K for the year ended March 31, 1995, and by this reference incorporated herein).

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

    4.29 Consulting Agreement, dated as June 12, 1996, between the Registrant and Growth Science Ventures, Inc., (filed as Exhibit No. 4.1 to the Registrant's Registration Statement on Form S-8 dated June 28, 1996, [Commission File No.333-07261], and by this reference incorporated herein.)

    4.30 Consulting Agreement, dated as June 12, 1996, between the Registrant and The Hayden Group, (filed as Exhibit No. 4.3 to the Registrant's Registration Statement on Form S-8 dated June 28, 1996, [Commission File No.333-07261], and by this reference incorporated herein.)

    4.31 Consulting Agreement, dated as June 12, 1996, between the Registrant and Meyers Pollock Robbins, Inc., (filed as Exhibit No. 4.5 to the Registrant's Registration Statement on Form S-8 dated June 28, 1996, [Commission File No.333-07261], and by this reference incorporated herein.)

    4.32 A Stock Purchase Warrant, dated February 20, 1997, issued by the Registrant to One Capital Corporation, Inc., (filed as Exhibit No. 4.2 to the Registrant's Registration Statement on Form S-8 dated April 3, 1997, [Commission File No.333-24461], and by this reference incorporated herein.)

    4.33 B Stock Purchase Warrant, dated February 20, 1997, issued by the Registrant to One Capital Corporation, Inc., (filed as Exhibit No. 4.3 to the Registrant's Registration Statement on Form S-8 dated April 3, 1997, [Commission File No.333-24461], and by this reference incorporated herein.)

    4.34 C Stock Purchase Warrant, dated February 20, 1997, issued by the Registrant to One Capital Corporation, Inc., (filed as Exhibit No. 4.5 to the Registrant's Registration Statement on Form S-8 dated April 3, 1997, [Commission File No.333-24461], and by this reference incorporated herein.)

    4.35* Stock Purchase Warrant, dated July 11, 1996, issued by the Company to Artistic

              License, Inc., (filed as Exhibit No. 4.1 to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 dated March 19, 1997, [Commission File No.333-16575], and by this reference incorporated herein.)

   4.36*   Stock Purchase Warrant, dated October 21, 1996, issued by the
              Company to Alta Petroleum, Inc., (filed as Exhibit No. 4.2 to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 dated March 19, 1997, [Commission File No.333-16575], and by this reference incorporated herein.)

    4.37*   Stock Purchase Warrant, dated September 30, 1996, between the
              Registrant and Richard D. Shannon for 400,000 common shares at $.75 per share, (filed as Exhibit No. 4.30 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    4.38*   Stock Purchase Warrant, dated September 30, 1996, between the
              Registrant and Steven J. Orlando for 400,000 common shares (filed as Exhibit No. 4.31 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    4.39*   Stock Purchase Warrant, dated September 30, 1996, between the
              Registrant and Gary C. Nelson for 400,000 common shares, (filed as Exhibit No. 4.32 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    4.40 Stock Purchase Warrant, dated July 11, 1996, between the Registrant and Artistic License for 350,000 common shares, (filed as Exhibit No. 4.33 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    4.41 Stock Purchase Warrant, dated October 21, 1996, between the Registrant and Alta Petroleum, Inc., for 50,000 common shares, (filed as Exhibit No. 4.34 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    4.42 Stock Purchase Warrant, dated September 24, 1996, between the Registrant and H.I.G. Securities Investments, LTD, for 384,615 common shares, (filed as Exhibit No. 4.35 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    4.43 Stock Purchase Warrant, dated September 24, 1996, between the Registrant and Alana Group, LTD, for 384,615 common shares, (filed as Exhibit No. 4.36 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    4.44 Corporate Development Agreement dated February 4, 1997, between the Registrant and One Capital Corporation, Inc. (filed as
              Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 dated April 3, 1997, [Commission File No.

               333-24461], and by this reference incorporated herein.)

    4.45 Note Purchase Agreement, dated January 22, 1996, between the Registrant and One Capital Corporation, Inc. (filed as Exhibit
              4.1 to the Registrant's Registration Statement on Form S-8 dated April 3, 1997, [Commission File No. 333-24461], and by this reference incorporated herein.)

    4.46 Stock Purchase Agreements dated September 20, 1996, for the issuance of 1,538,462 common shares (filed as Exhibit 4.29 to the Registrant's Registration Statement on Form 10-Q dated
              September 30, 1996, and by this reference incorporated herein).

    4.47 Stock Purchase Warrants dated September 24, 1996, for 384,615 common shares between the Registrant and Alana Group, LTD, (filed as Exhibit 4.36 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein).

    4.48 Stock Purchase Warrant, dated January 1, 1996, issued by the Registrant to Edward T. Peabody (filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, dated November 20, 1996, and by this reference incorporated herein).

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

    10.5 Employment Agreement, dated June 30, 1994, between the Registrant and Steven J. Orlando (filed as Exhibit No. 10.46 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and by this reference incorporated herein).

    10.6   Java Centrale, Inc. Incentive Compensation Plan (filed as Exhibit No.
              10.34 to the

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

    10.8 Asset Purchase Agreement, dated as of February 15, 1995, between the Registrant and Oh La La!, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 30, 1995, and by this reference incorporated herein).

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

    10.14* Employment Agreement, dated January 1, 1996, between the Registrant and Ty Peabody.

    10.17 Asset Purchase Agreement, dated December 15, 1995, between the Registrant, Paradise Bakery, Inc. and Venture 88, Inc.

    10.18 Credit Agreement, dated July 11, 1996, between the Registrant and Alta Petroleum, Inc., (filed as Exhibit No. 10.22 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    10.19 Loan Agreement, dated July 11, 1996, between the Registrant and Artistic License, (filed as Exhibit No. 10.21 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

    10.20 Finance Agreement effective December 1, 1996, between the Company and Vision Capital Corporation, (filed as Exhibit No. 10.23 to the Registrant's Registration Statement on Form 10-Q dated December 31, 1996, and by this reference incorporated herein.)

    10.21 Loan Agreement effective January 31, 1997, between the Company and Alta Petroleum, (filed as Exhibit No. 10.24 to the Registrant's Registration Statement on Form 10-Q dated December 31, 1996, and by this reference incorporated herein.)

    10.22 Additional Bridge Loan Agreement, amended April 4, 1997, between the Company and Alta Petroleum, Inc.

    10.23 Additional Bridge Loan Agreement, amended April 7, 1997, between the Company and Alta Petroleum, Inc.

    10.24* Addendum No. 1 to Employment Agreement between the Company and
              Bradley B. Landin, dated January 1, 1997.

    10.25* Addendum No. 1 to Employment Agreement between the Company and
              Thomas A. Craig, dated January 1, 1997.

    10.26* Amendment to Employment Agreement between the Company and
              Steven Orlando, effective March 31, 1997.

    10.27 Termination of Credit Line between the Company and Gary Nelson, dated April 7, 1997.

    10.28 Exchange Agreement with Good Food Fast Companies, Inc. and the Company dated March 31, 1997.

    10.29 Termination Agreement with Java Southeast, Inc. and the Company dated

    10.30 Amendment to Note Agreement with Legong Investment, N.V., dated July 1997.

    10.31  Warrant Agreement - Legong Investment, N.V., dated July 1997.

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

Dated: July 15, 1997                   JAVA CENTRALE, INC.



                                  By:    /S/ GARY C. NELSON
                                     --------------------------------
                                       Gary C. Nelson
                                       President and Chief Executive Officer

                                  And By:   /S/ STEVEN J. ORLANDO
                                       ------------------------------
                                       Steven J. Orlando
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 /S/ KEVIN R. BAKER                                        July 15, 1997
------------------------------
Kevin R. Baker, Director

 /S/ LYLE P. EDWARDS                                       July 15, 1997
------------------------------
Lyle P. Edwards, Director

 /S/ GARY C. NELSON                                        July 15, 1997
------------------------------
Gary C. Nelson, President and Director

 /S/ RICHARD D. SHANNON                                    July 15, 1997
------------------------------
Richard D. Shannon, Director and
  Chairman of the Board

                                  INDEX TO EXHIBITS


    Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.


    Exhibit
    Number                                 Description
    --------                               -----------

    10.22                       Additional Bridge Loan Agreement, amended April 4,
                                1997, between the Company and Alta Petroleum, Inc.

    10.23                       Additional Bridge Loan Agreement, amended April 7,
                                1997, between the Company and Alta Petroleum, Inc.

    10.24*                      Addendum No. 1 to Employment Agreement between
                                the Company and Bradley B. Landin, dated January 1, 1997.

    10.25*                      Addendum No. 1 to Employment Agreement between the
                                Company and Thomas A. Craig, dated January 1, 1997.

    10.26*                      Amendment to Employment Agreement between the
                                Company and Steven Orlando, effective March 31, 1997.

    10.27                       Termination of Credit Line between the Company and Gary
                                Nelson, dated April 7, 1997.

    10.28                       Exchange Agreement with Good Food Fast Companies, Inc.
                                and the Company dated March 31, 1997.

    10.29                       Termination Agreement with Java Southeast, Inc. and the
                                Company dated

    10.30                       Amendment to Note Agreement with Legong Investment, N.V.,
                                dated July 1997.

    10.31                       Warrant Agreement - Legong Investment, N.V., dated July 1997.

    11.                         Statement Re Computation of Per Share Earnings (Loss).

    21.                         Subsidiaries of the Registrant.

    27.                         Financial Data Schedule.
