Form 10-Q
period 1997-06-30
JAVA CENTRALE INC /CA/
filed 1997-08-14
CIK 920528

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                         ----------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    --------

                       Commission file no. 0-23936 (CA)

                              JAVA CENTRALE, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

              California                              68-0268780
---------------------------------------  ---------------------------------------
     (State of other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)              Identification No.)

      1610 Arden Way, Suite 145
        Sacramento, California                           95815
---------------------------------------  ---------------------------------------
(Address of principal executive office)                (Zip Code)


Issuer's telephone number:        (916) 568-2310
                          --------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X.  No.     .
                                                  -----    -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF AUGUST 8, 1997, 16,655,044 SHARES OF COMMON STOCK (NO PAR VALUE) WERE OUTSTANDING.

                      JAVA CENTRALE, INC., AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                   June 30,      March 31,
                                                     1997           1997
                                                 -----------    -----------
                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                  $    381,274   $    350,608
    Notes receivable - current                      235,227        448,369
    Accounts receivable, net                        541,384        591,536
    Inventories                                     309,205        314,342
    Prepaid expenses and other                      324,219        397,322
                                               ------------   ------------
        Total current assets                      1,791,309      2,102,177

NOTES RECEIVABLE                                    681,310        989,603
PROPERTY AND EQUIPMENT, NET                       2,645,673      2,781,158
INTANGIBLE ASSETS                                 3,965,845      4,040,845
DEFERRED CHARGES AND OTHER                          307,598        316,775
NOTES RECEIVABLE-OFFICER                            224,447        240,766
INVESTMENT                                          546,666        546,666
                                               ------------   ------------
                                               $ 10,162,848   $ 11,017,990
                                               ------------   ------------
                                               ------------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                           $    931,482   $  1,123,573
    Accrued liabilities                             766,005        620,424
    Due to related parties                          144,394         44,295
    Current maturities of long-term debt          1,781,044      1,945,488
    Convertible debt                              1,000,000      1,197,068
    Current capital lease obligations                27,768         27,768
                                               ------------   ------------
        Total current liabilities                 4,650,693      4,958,616

DEFERRED REVENUES                                   526,000        576,000
CONVERTIBLE DEBT                                    197,068        248,682
CAPITAL LEASES                                       89,815         95,667
OTHER LIABILITIES                                    88,169         69,573

STOCKHOLDERS' EQUITY:
    Series B Redeemable Preferred Stock, $.01
        per share per annum cumulative,
        convertible, no par 25,000,000 shares
        authorized                                        -              -
    Common stock, no par, 25,000,000 shares
        authorized, issued and outstanding
        shares; 15,604,015 at June  30, 1997,
        and 13,743,804 at March 31, 1997         18,860,934     18,507,874

    Accumulated deficit                         (14,249,831)   (13,438,422)
                                               ------------   ------------
                                                  4,611,103      5,069,452
                                               ------------   ------------
                                               $ 10,162,848   $ 11,017,990
                                               ------------   ------------
                                               ------------   ------------

       The accompanying notes are an integral part of these statements.

                      JAVA CENTRALE, INC., AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three months ended
                                                       June 30,
                                                  1997             1996
                                              -----------      -----------
Revenue:
    Company cafe sales                        $ 2,184,837      $ 4,014,604
    Franchise operations                           50,000           80,000
    Royalties                                     297,601          297,276
    Sales of equipment and supplies                15,512           97,947
                                              -----------      -----------
        Total revenue                           2,547,950        4,489,827

Cost of company sales:
    Food and beverage                             744,298        1,421,894
    Labor                                         764,098        1,486,062
    Direct and occupancy                          496,813          862,855
    Cost of equipment and supplies                 18,135          101,445
    Depreciation                                  120,216          159,132
    Other                                               -           48,763
                                              -----------      -----------

        Total cost of company sales             2,143,560        4,080,151
                                              -----------      -----------

General and administrative expenses               939,604        1,103,190
Depreciation and amortization                     103,303          159,465
Bad debt expense                                   72,860                -
Loss associated with cafe closures                 25,000                -
Gain on sale of cafes                                   -          (66,398)
                                              -----------      -----------
        Operating loss                           (736,377)        (786,581)
                                              -----------      -----------
Other income (expense):
    Interest expense                             (108,671)         (87,941)
    Interest income                                28,816           22,262
    Other income                                    4,823           88,610
                                              -----------      -----------
        Net loss                              $  (811,409)     $  (763,650)
                                              -----------      -----------
                                              -----------      -----------
Net loss per weighted average equivalent
    common share outstanding                  $     (0.06)     $     (0.08)
                                              -----------      -----------
Equivalent common shares outstanding           14,377,880        8,994,033
                                              -----------      -----------
                                              -----------      -----------

       The accompanying notes are an integral part of these statements.

                      JAVA CENTRALE, INC., AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                           Three months ended
                                                                 June 30,
                                                           1997             1996
                                                        ----------       ----------
Increase (decrease) in cash

Net cash flows from operating activities:               $   77,321       $ (973,450)
                                                        ----------       ----------
Cash flows from investing activities:

    Purchase of furniture and equipment                    (13,572)        (184,544)
    Proceeds from the sale of assets                             -          325,100
    Increase (decrease) in other                                 -           48,412
                                                        ----------       ----------
        Net cash provided by (used in)
          investing activities                             (13,572)         188,968
                                                        ----------       ----------
Cash flows from financing activities:
    Proceeds from warrant conversions                      141,680                -
    Proceeds from short term borrowing                     325,000          400,000
    Proceeds from capital lease obligations                      -           64,455
    Payment of notes payable                              (488,384)        (461,369)
    Repayment of capital lease                             (11,379)               -
                                                        ----------       ----------
        Net cash provided by (used in)
          financing activities                             (33,083)           3,086
                                                        ----------       ----------
        Net (decrease) in cash                              30,666         (781,396)

Cash and cash equivalents, beginning of period             350,608        1,182,078
                                                        ----------       ----------
Cash and cash equivalents, end of period                $  381,274       $  400,682
                                                        ----------       ----------
                                                        ----------       ----------
    Cash paid for:

        Interest                                        $   32,562       $  114,224

       The accompanying notes are an integral part of these statements.

                      JAVA CENTRALE, INC., AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


NON-CASH TRANSACTIONS:

    During the quarter ended June 30, 1997, the Company decreased deferred revenues through accounts and notes receivable totaling $10,000 and during the quarter ended June 30, 1996 the Company increased deferred revenues through accounts and notes receivables totaling $20,000.

    During the quarter ended June 30, 1997, the holders of the convertible debt converted $248,682 of the notes into 1,335,197 common shares of stock pursuant to the terms of the notes. During the quarter ended June 30, 1996, the holders of the convertible debt converted $1,260,000 of the notes into 1,549,393 common shares of stock pursuant to the terms of the notes.

    During the fiscal year ended March 31, 1997 the Company issued 200,000 shares of common stock valued at $50,000 pursuant to a consulting agreement. During the quarter ended June 30, 1997 the Company recognized consulting expense of $25,396 as a result of issuance of these shares.

    During the fiscal year ended March 31, 1997, the Company issued warrants valued at $240,351 pursuant to consulting agreements. During the quarter ended June 30, 1997 the Company recognized consulting expenses of $31,350 as a result of issuance of these warrants.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

    Sale of certain assets of Java Centrale, Inc., and subsidiary for the quarter ended June 30, 1996.


    Cash received                                $ 325,100
    Note receivable                                296,000
    Net book value of assets sold                 (554,702)
                                                 ----------
    Gain on sale of assets                         $66,398
                                                 ----------

                      JAVA CENTRALE, INC., AND SUBSIDIARY

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared without audit and do not include certain notes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements included with the Annual Report, on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended March 31, 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operation at the three months ended June 30, 1997 are not necessarily indicative of results that can be expected for the full fiscal year.

     The June 30, 1997 financial statements included herein are unaudited. They contain, however, all adjustments which, in opinion of management are necessary to present fairly the financial position of the Company at June 30, 1997 and March 31, 1997; and the results of its operations and its cash flows for the three months ended June 30, 1997 and 1996 respectively.

     Certain reclassifications have been made to the 1996 financial statement to conform to the 1997 presentation.

NOTE 2 - STOCKHOLDERS' EQUITY

A. CONVERSION OF CONVERTIBLE DEBT.

     The Company issued through private placements, convertible notes in the amount of $3,500,000. The first note in the amount of $2,000,000 is due at December 15, 1997 with interest payable quarterly beginning on March 15, 1996 at the rate of 8% per year. The note was convertible into common stock of the Company after February 26, 1996 under certain terms and conditions. As of June 30, 1997, $1,000,000 had been converted into 1,846,394 common shares, leaving convertible notes payable of $1,000,000. Additionally in July, 1997 the Company agreed to restructure the remaining portion of the unconverted note totaling $1,000,000 into a note due no later than January 1998, pledging the Paradise Bakery, Inc. shares as collateral and added $250,000 to the balance of the note to eliminate the conversion feature of the note.

     The second series of notes in the amount of $1,500,000 are due January 29, 1998 with interest payable quarterly beginning on March 15, 1996 at the rate of 8% per year. These are convertible into common stock of the Company after April 12, 1996 under certain terms and conditions. As of June 30, 1997 $1,302,932 had been converted into 2,800,000 common shares leaving convertible notes payable of $197,068. In July 1997 the remaining $197,068 of convertible debt was converted into 1,051,029 common shares.

B. WARRANTS EXERCISED

     In May 1997 warrants were exercised for 575,000 common shares of stock for proceeds of $141,679.

C. SALE OF ASSETS

     In December of 1996, the Company sold the assets of Oh La La! to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and $750,000 in convertible notes receivable due in 1999. On March 31, 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and convert the remaining $355,000 balance of the note into 40,000 shares of GFF common stock. The common shares of GFF at June 30, 1997, have been valued at $2.00 per share based on the fair value of such shares.

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

     The Company has never earned a profit in any fiscal year. Since its incorporation in 1992, the Company's operations have required (rather than provided) cash every year. In order to meet these cash requirements, the Company has from time to time sold common stock, borrowed short-term money, sold company assets and issued convertible debt. The Company recorded a loss in the development stage during its first fiscal year of operation and since principal operations commenced and has recorded a loss for the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997. The net loss for fiscal 1997 was $5,326,192 with an additional loss of $811,409 for the quarter ended June 30, 1997. There can be no assurance that losses will not continue, or that the Company as currently constituted will become profitable in the future. As of March 31, 1997, the Company had an accumulated deficit of $13,438,422 and as of June 30, 1997 the Company had an accumulated deficit of $14,249,831. In the fiscal year ended March 31, 1997, the Company sold assets, raised debt and equity, and reduced expenses to meet its ongoing liquidity needs. In the quarter ended June 30, 1997 the Company had warrants exercised and borrowed short-term funds to meet on going liquidity needs. Currently the Company has a material working capital shortfall.

     During fiscal 1997 and to date, the Company has been operating at a loss primarily due to its administrative overhead and the under performance of the cafes in its Java Centrale system. Commencing in April 1996, the Company instituted a plan to reduce its administrative expenses, but this plan has not been successful enough to cause the Company to become profitable. Further, the Company's Java Centrale system has in general not grown as fast or proved to be as profitable as expected, and the Company has experienced higher than anticipated expenses in pursuing the development of these cafes, the closing of certain outlets in this system and settling disputes with franchisees.

     The Company's financing plan over the last year to meet its ongoing liquidity needs has been to raise new equity through private placements, refinance or obtain new debt funding and sell assets of the Company's operation. The Company is maintaining its financing plan of seeking new equity, obtaining or refinancing debt and pursuing the sale of assets related to the Company's operation. In February 1997, the Company hired an outside advisor to assist with the refinancing of the debt or the raising of new equity and to date there has been no financing completed. In July, 1997 the Company entered into a letter of intent with a placement agent provided for the sale of the Company's common stock and warrants in a private placement on a best efforts basis to be completed by September 1997. The Company can make no assurance as to the outcome of the private placement sale of its common stock.

     The Company's continuing operating losses have left it in a materially weak cash-flow position, one effect of which has been that the Company has been unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do.

     Since April of 1996, the Company has relied on a series of short-term loans from Alta Petroleum, Inc. in the aggregate amount of $775,000, sale of assets totaling $1,321,000, the raising of $900,000 in equity, and the exercising of warrants totaling $141,679 to finance its continuing cash flow shortfalls. There can be no assurance that any similar financing, asset sales or equity placements will continue to be available to the Company in the future. Consequently, under current circumstances the Company does not anticipate that it will be able to continue existing operations in the future unless it can obtain new short-term or long-term financing, raise new equity or make a significant sale of assets. The Company's Board of Directors is currently evaluating a number of options for the resolution of its immediate and long-term financial needs, including among other potential alternatives the sale of its Java Centrale and/or Paradise Bakery systems, obtaining a long-term loan secured by its Paradise Bakery assets, a private and/or public sale of Company stock and/or other securities, and a strategic merger. Some of the alternatives currently being studied by the Company's Board of Directors might result in a change in the management and/or control of the Company. However, no final resolution of these issues has yet been arrived at.

     As of June 30, 1997, the Company had operating 17 Company-owned locations and 65 franchisee-owned locations, as compared to 36 Company-owned locations, and 65 franchisee-owned locations as of June 30, 1996.

     The Company entered into agreements with franchisees to open no cafes during the quarter ended June 30, 1997, as compared to entering into agreements with franchisees to open three cafes during the quarter ended June 30, 1996

     The Company opened two franchisee-owned cafes, and no Company-owned cafes, during the quarter ended June 30, 1997, as compared to opening one franchisee-owned cafe during the quarter ended June 30, 1996.

     The Company closed one Company-owned cafe associated with the termination of a management agreement as a result of financial difficulties, and no franchisee-owned cafes in the quarter ended June 30, 1997 as compared to closing one Company-owned cafe and closing no franchisee-owned cafes during the quarter ended June 30, 1996. These cafes closed primarily due to poor financial performance.

     The Company sold no Company-owned locations to franchisees during the quarter ended June 30, 1997, as compared to selling three Company-owned locations, and selling three Company-owned carts to a licensee for the quarter ended June 30, 1996.

     In December of 1996, the Company sold the assets of Oh La La! to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and $750,000 in convertible notes receivable due in 1999. On March 31, 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and convert the remaining $355,000 balance of the note into 40,000 shares of GFF common stock. The common shares of GFF at June 30, 1997, have been valued at $2.00 per share based on the fair value of such shares. As of June 30, 1997, following the related conversions, the Company owned approximately 30% of the outstanding common shares of GFF. The Company did not recognize any earnings from GFF under the equity method of accounting due to immateriality.

     In August 1997, Directors Lyle Edwards and Kevin Baker resigned from the Board of Directors of Java Centrale, Inc. The board has appointed Bradley B. Landin, the Senior Vice President of Operations for the Company, as a director to fill a vacancy. The board is continuing to evaluate other candidates for the other vacancy.

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

     QUARTER 1997 AS COMPARED TO QUARTER 1996

     Total Company revenues for the quarter ended June 30, 1997 totaled $2,548,000, as compared to $4,490,000 for the quarter ended June 30, 1996, a decrease of $1,942,000, or 43%. The principal components of this increase were:

     The Company's revenues from Company-owned retail operations decreased by $1,830,000, or 46%, to $2,185,000 for the quarter ended June 30, 1997, from
$4,015,000 for the quarter ended June 30, 1996. This decrease resulted primarily from a decrease of $953,000 associated with revenues from the Oh La La! Division, which was sold in December 1996, a decrease of $699,000 associated with the revenues from the operations of Company-owned cafes which were closed or sold, during the fiscal year 1997 and a decrease in revenues from the Company-owned Paradise Bakery location of approximately $180,000.

     Revenues from the Company's franchising operations decreased $30,000, or 38% to $50,000 for the quarter ended June 30, 1997, from $80,000 for the quarter ended June 30, 1996. This decrease is a result of recognized franchise fees totaling $50,000 associated with the opening of two Java Centrale franchisee-owned cafes for the quarter ended June 30, 1997, as compared to the recognition $80,000 in franchise fees associated with the opening of one Java Centrale franchise-owned cafe and the sale of one Java Centrale Company-owned cafe to a franchisee and two Paradise Bakery Company-owned cafes to a single franchisee during the quarter ended June 30, 1996.

     Revenues from the Company's royalties of $297,600 for the quarter ended June 30, 1997 and $297,300 for the fiscal year ended June 30, 1997 remained virtually the same. Royalties associated with Java Centrale decreased $27,000 to $79,000 for the quarter ended June 30, 1997 as compared to $106,000 for the quarter ended June 30, 1996 due to the closure of franchisee-owned cafes. Additionally royalties associated with Paradise Bakery increased $28,000 to $219,000 for the quarter ended June 30, 1997 as compared to $191,000 for the quarter ended June 30, 1996 due to the increases in revenues from franchisee-owed cafes.

     Revenues from the Company's equipment sales decreased $82,000, or 84%, to $16,000 for the quarter ended June 30, 1997 from $98,000 for the quarter ended June 30, 1996. This decrease resulted from discontinuing the sale of equipment directly to franchisees in May of 1996.

     Total expenses for the quarter ended June 30, 1997 were $3,284,000, an decrease of $1,992,000, or 38%, over expenses of $5,276,000 for the quarter ended June 30, 1996. The principal components of the increase in expenses resulted from:

     The cost of food and beverage, labor and operating costs for the Company's retail operations decreased $1,854,000 for the quarter ended June 30, 1997, to $2,125,000 as compared to $3,979,000 for the quarter ended June 30, 1996. This decrease results primarily from a decrease of $834,000 in expenses associated with the operating Oh La La! Division, which was sold in December 1996, a decrease in expenses of $923,000 associated with the operations of Company-owned cafes, which was sold or closed during the fiscal year ended March 31, 1997, and approximately $90,000 associated with decreased operating costs associated with the operation of the Paradise Bakery Company-owned locations.

     The Company's cost of equipment decreased by $18,000, or 18%, in the quarter ended June 30, 1997, to $83,000, as compared to $101,000 for the quarter ended June 30, 1996. This decrease resulted from discontinuing the sale of equipment directly to franchisees in May of 1996.

     Selling, general, and administrative expenses decreased $163,000 or 15%, during the quarter ended June 30, 1997, to $940,000 from $1,103,000 during the quarter ended June 30, 1996. This decrease results from decreased expenses associated with the operations of the Oh La La! Division, which sold in December 1996, totaling $57,000, decreased personnel cost of $163,000, decreased travel expense of $32,000, decreased marketing costs of $13,000 and decreased legal and accounting fees of $11,000. Additionally, there were increased consulting fees of $106,000, of which $64,900 was associated with the Companies capital raising efforts.

     For the quarter ended June 30, 1997, the Company had an operating loss of $736,000, a net loss of $811,000, and a loss per share of $.06, as compared to an operating loss of $787,000, a net loss of $764,000, and a loss per share of $.08 for the quarter ended June 30, 1996.

     The operating loss decreased $51,000 to $736,000 during the quarter ended June 30, 1997 as compared to $787,000 during the quarter ended June 30, 1996. The decrease is primarily a result of lower general and administrative expenses totaling $164,000, decreased depreciation and amortization of $56,000 from the sale of the Oh La La! Division, increased losses associated with a cafe closure of $25,000, bad debt expense of $73,000 associated with certain franchisees related notes and royalties, and no gain from the sale of assets during the quarter ended June 30, 1997 as compared to a gain from the sale of assets of $66,000 during the quarter ended June 30, 1996.

     The net loss increased $47,000 to $811,000 during the quarter ended June 30, 1997 as compared to $764,000 during the quarter ended June 30, 1996. The increased net loss of is primarily a result of the above decreased operating loss of $51,000, and an increase in interest expense and fees associated with the Company's financing of $20,000, and associated with both the sale of the Oh La La! Division and the sale and closure of cafes interest income increased $6,500 and other income decreased $84,000.

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

     In the 1996 fiscal year the Company issued 1,604,692 common shares for $3,540,722 in proceeds in a series of private placements. The Company also issued convertible debt in three separate private transactions totaling $3,500,000. As of March 31, 1997 $2,054,250 had been converted into 3,311,183 common shares. During the quarter ended June 30, 1997 an additional $248,682 of convertible debt had been converted into 1,335,197 shares of the Company's common stock. As of June 30, 1997, $2,302,932 of convertible debt had been converted into 4,646,394 shares of the Company's common stock.

         From July 1, 1997, to August 8, 1997, an additional $197,068 of convertible debt has been converted into 2,386,226 shares. Additionally, in July 1997, the Company has agreed to restructure the remaining portion of the unconverted note totaling $1,000,000, into a note due no later than January 1998, pledging of the Paradise Bakery, Inc. shares as collateral and adding $250,000 to the balance of the note to eliminate the conversion feature of the note. The Company will recognize the $250,000 as additional interest expense over the remaining life of the note.

     In December of 1996, the Company sold the assets of Oh La La! to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and $750,000 in convertible notes receivable due in 1999. On March 31, 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and convert the remaining $355,000 balance of the note into 40,000 shares of GFF common stock. The common shares of GFF at June 30, 1997, have been valued at $2.00 per share based on the fair value of such shares. As of June 30, 1997, following the related conversions, the Company owned approximately 30% of the outstanding common shares of GFF. The Company did not recognize any earnings from GFF under the equity method of accounting due to immateriality.

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

     As of March 31, 1997, the Company had the $175,000 management line of credit available to it. In July 1996, Baycor, Gary Nelson,

President and Chief Executive Officer, and Steven J. Orlando, Chief Financial Officer, agreed to loan the Company $175,000 from time to time as needed until April 1997, when the line of credit will be due and payable. The lenders would receive a general lien on Java Centrale assets and will be at an interest rate of prime plus 2% per annum. In replacement of the line of credit, in April of 1997 Gary Nelson advanced the Company $50,000 and Steven Orlando deferred $28,000 in salary due from December 1996 through April 1997 and Baycor deferred the receipt of salary and expenses, without interest, during the 1997 fiscal year. The amount remaining unpaid as of June 30, 1997 was $94,394.

     The Company currently has no available credit lines. During the quarter ended June 30, 1997 the Company borrowed an additional $275,000 thereby increasing the balance on the note to Alta Petroleum, Inc. to $575,000. Alta Petroleum has extended the due date of the note to September 30, 1997.

     The Company has never earned a profit in any fiscal year. Since its incorporation in 1992, the Company's operations have required (rather than provided) cash every year. In order to meet these cash requirements, the Company has from time to time sold common stock, borrowed short-term money, sold company assets and issued convertible debt. The Company recorded a loss in the development stage during its first fiscal year of operation and since principal operations commenced and has recorded a loss for the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997. The net loss for fiscal 1997 was $5,326,192 with an additional loss of $811,409 for the quarter ended June 30, 1997. There can be no assurance that losses will not continue, or that the Company as currently constituted will become profitable in the future. As of March 31, 1997, the Company had an accumulated deficit of $13,438,422 and at June 30, 1997 had an accumulated deficit of $14,249,831. In the quarter ended June 30, 1997 the Company had warrants exercised and borrowed short-term funds to meet on going liquidity needs. Currently the Company has a material working capital shortfall.

     The Company's financing plan over the last year to meet its ongoing liquidity needs has been to raise new equity through private placements, refinance or obtain new debt funding and sell assets of the Company's operation. The Company is maintaining its financing plan of seeking new equity, obtaining or refinancing debt and pursuing the sale of assets related to the Company's operation. In February 1997, the Company hired an outside advisor to assist with the refinancing of the debt or the raising of new equity and to date there has been no financing completed. In July, 1997 the Company entered into a letter of intent with a placement agent provided for the sale of the Company's common stock and warrants in a private placement on a best efforts basis to be completed by September 1997. The Company can make no assurance as to the outcome of the private placement sale of its common stock.

     During fiscal 1997 and to date, the Company has been operating at a loss primarily due to its administrative overhead and the under performance of the cafes in its Java Centrale system. Commencing in April 1996 the Company instituted a plan to reduce its administrative expenses, but this plan has not been successful enough to cause the Company to become profitable. Further, the Company's Java Centrale system has in general not grown as fast or proved to be as profitable as expected, and the Company has experienced higher than anticipated expenses in pursuing the development of these cafes, the closing of certain outlets in this system and settling disputes with franchisees.

     The Company's continuing operating losses have left it in a materially weak cash-flow position, one effect of which has been that the Company has been unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do.

     Since April of 1996, the Company has relied on a series of short-term loans from Alta Petroleum, Inc. in the aggregate amount of $775,000, sale of assets totaling $1,321,000, the raising of $900,000 in equity, and the exercising of warrants totaling $141,679 to finance its continuing cash flow shortfalls. There can be no assurance that any similar financing, asset sales or equity placements will continue to be available to the Company in the future. Consequently, under current circumstances the Company does not anticipate that it will be able to continue existing operations in the future unless it can obtain new short-term or long-term financing, raise new equity or make a significant sale of assets. The Company's Board of Directors is currently evaluating a number of options for the resolution of the Company's immediate and long-term financial needs, including among other potential alternatives the sale of its Java Centrale and/or Paradise Bakery systems, obtaining a long-term loan secured by its Paradise Bakery assets, a private and/or public sale of Company stock and/or other securities, and a strategic merger. Some of the alternatives currently being studied by the Company's Board of Directors might result in a change in the management and/or control of the Company. However, no final resolution of these issues has yet been arrived at.

     During the quarter ended June 30, 1997 the Company incurred a net loss of $811,000 and provided net cash of $77,321 from operations, $303,035 resulted from the Company receiving balloon note payments from two franchisees during the quarter. To fund its operations, the Company requires either additional financing, significant sales of additional franchises, or a substantial increase in its network of Company-owned cafes.

     The Company had developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations for the fiscal year ended March 31, 1997 and thereafter. During the fiscal year ended March 31, 1997, the Company reduced administrative salaries, certain employee benefit costs, and marketing expenses. The Company also sold 20 of its existing Company-owned cafes and carts for proceeds of $1,321,000 in cash and is actively pursing the sale of additional assets. Despite the sale (and possible future sales) of these assets, the Company does intend to operate Company-owned locations.
 The Company also completed a number of debt financing totaling $1,729,000 the sale of equity for $900,000 to meet its ongoing liquidity needs in the fiscal year ended March 31, 1997. Additionally during the quarter ended June 30, 1997 the Company borrowed $275,000 in short-term loans and had warrants exercised in the amount of $141,679 to meet its ongoing liquidity needs.

     Based on the Company's current cost structure and other expense calculations, and the Company's current and anticipated revenue streams, including sales of new Java Centrale franchises and the operating income expected to be produced by the Company's Paradise Bakery system, the Company cannot estimate that it will break even on cash flow in the current fiscal year. The Company does not expect to achieve profitability until after March 31, 1998 and then only if the Company's growth projections can be met and its cost structure remains stable. There can be no assurance that enough new franchises will be sold to provide the necessary liquidity, or that the Company's liquidity goals will be reached in the immediate future if ever. The Company has certain debt obligations that are in default for non-compliance with financial covenants and non-payment to the scheduled required payments. These obligations have been classified as currently due in the financial statements and the Company cannot make any assurances as to the ultimate disposition of these debt obligations which total approximately $1,097,621 as of August 1997. The Company's plan of operation to provide ongoing liquidity continues to include the sale of certain operating assets, the active pursuit of debt and equity and the restructure of debt. The Company can not make any assurance that this plan will be achieved.

PART II

ITEM 1.  LEGAL PROCEEDINGS

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

     On March 30, 1995, the Company issued to Oh La La!, Inc, Debtor-in Possession, a promissory note in principal amount of $932,342 (the "Note"). The Note was convertible into shares of the Company's common stock, at its option and under certain circumstances. In September of 1995 the Company notified representatives of PSSS, Inc., successor in interest to Oh La La!, Inc., that the required circumstances had been met and that it intended to convert the note into shares of its common stock, and a number of shares sufficient to convert the outstanding principal balance of the Note was delivered to representatives of PSSS, Inc. In November of 1996, PSSS, Inc. notified the Company that it rejected the September 1995 conversion because the shares delivered to it were not sufficient to convert the then-outstanding interest due on the Note, and on May 28, 1997, PSSS, Inc. sent Java a formal demand letter for the immediate payment of the principal amount of the Note plus $122,602.97 in accrued interest to date of such letter. To date, there has been no formal resolution of the claim asserted by PSSS, Inc. The Company's management believes that the Company has substantial defenses to the claim that the September 1995 conversion was ineffective, and on that basis believes that the ultimate disposition of the claims asserted by PSSS, Inc. in this matter will not have a material adverse effect on the Company's financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES

         NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         a. The Company is in default on the payment of interest due on a note payable in the aggregate principal amount of $417,412. Principal of $246,250 and interest of $18,469 was due and payable on June 30, 1997. The Company has not received a demand for acceleration of payment. The principal holder of this note is Chart House Enterprises, Inc. A note receivable that is held by Paradise Bakery from a franchisee secures this note payable.

              The Company's subsidiary Paradise Bakery, Inc. is in default of certain financial covenants on a loan payable in the amount of $680,209. The Company has not received a demand for acceleration of payment. Monthly scheduled payments are current. The principal holder of this loan is Imperial Business Credit and is secured by substantially all Paradise Bakery assets.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

ITEM 5.  OTHER INFORMATION

         NONE.

ITEM 6.  EXHIBITS; REPORTS OF FORM 8-K

         A.  EXHIBITS

         The Company is filing herewith the Exhibits listed on Schedule I attached hereto.

         B.  REPORTS ON FORM 8-K

         During the quarter ended June 30, 1997 the Company filed a Form 8-K/A in regards to the sale of the Oh La La! Division to Good Foods Fast Companies, Inc.

         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JAVA CENTRALE, INC.
                                      (Registrant)

Date:  August 14, 1997

                                  By:
                                     ------------------------------------------
                                                   Gary C. Nelson
                                     President and Chief Executive Officer

                                  By:
                                     ------------------------------------------
                                                Steven J. Orlando
                                     Vice President and Chief Financial Officer
                                            (Principal Financial and
                                                Accounting Officer)

                               INDEX TO EXHIBITS

Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.

 EXHIBIT
 NUMBER          DESCRIPTION
 -------         -----------

  4.49*          Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Richard D. Shannon for 450,000 commons shares at $.75 per share.

  4.50* Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Gary C. Nelson for 450,000 commons shares at $.75 per share. This agreement is omitted, as it is identical to the one above in exhibit 4.49.

  4.51*          Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Steven J. Orlando for 450,000 commons shares at $.75 per share. This agreement is omitted, as it is identical to the one above in exhibit 4.49.

  4.52* Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Thomas A. Craig for 150,000 commons shares at $.75 per share. This agreement is omitted, as it is identical to the one above in exhibit 4.49.

  4.53*          Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Bradley B. Landin for 150,000 commons shares at $.75 per share. This agreement is omitted, as it is identical to the one above in exhibit 4.49.

  4.54* Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Lyle Edwards for 50,000 commons shares at $.75 per share. This agreement is omitted, as it is identical to the one above in exhibit 4.49.

  4.55* Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Kevin Baker for 100,000 commons shares at $.75 per share. This agreement is omitted, as it is identical to the one above in exhibit 4.49.

     11          Statement re:  Computation of Per share Earnings (Loss)

     27          Financial Data Schedule