Form 10-Q
period 1997-09-30
JAVA CENTRALE INC /CA/
filed 1997-11-14
CIK 920528

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                             ----------------------------

                                      FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO Section 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[__] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO ________

                           COMMISSION FILE NO. 0-23936 (CA)
                             ----------------------------
                                 JAVA CENTRALE, INC.

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                          68-0268780
----------------------------------                        --------------------
 (STATE OF OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

      1610 ARDEN WAY, SUITE 145
       SACRAMENTO, CALIFORNIA                                    95815
---------------------------------------                   --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

ISSUER'S TELEPHONE NUMBER:        (916) 568-2310

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X._ NO. ___.

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF NOVEMBER 14, 1997, 23,005,044 SHARES OF COMMON STOCK (NO PAR VALUE) WERE OUTSTANDING.

                    JAVA CENTRALE, INC., AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                  September 30,     March 31,
                                                      1997            1997
                                                 ------------      -----------
                                                  (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                   $    414,000      $   351,000
     Notes receivable - current                       274,000          448,000
     Accounts receivable, net                         515,000          592,000
     Inventories                                      291,000          314,000
     Prepaid expenses and other                       164,000          397,000
                                                 ------------      -----------
        Total current assets                        1,658,000        2,102,000

PROPERTY AND EQUIPMENT, NET                         2,514,000        2,781,000
NOTES RECEIVABLE                                      265,000          990,000
NOTES RECEIVABLE-OFFICER                              225,000          241,000
DEFERRED CHARGES AND OTHER                            357,000          317,000
INVESTMENT                                            547,000          547,000
INTANGIBLE ASSETS                                   3,891,000        4,041,000
                                                 ------------      -----------
                                                 $  9,457,000      $11,019,000
                                                 ------------      -----------
                                                 ------------      -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                             $  1,274,000     $  1,124,000
    Accrued liabilities                               727,000          619,000
    Due to related parties                            165,000           44,000
    Current maturities of long-term debt            3,082,000        1,946,000
    Convertible debt                                        -        1,197,000
    Current capital lease obligations                  28,000           28,000
                                                 ------------      -----------
         Total current liabilities                  5,276,000        4,958,000

DEFERRED REVENUES                                     515,000          576,000
CONVERTIBLE DEBT                                            -          249,000
CAPITAL LEASES                                         84,000           96,000
OTHER LIABILITIES                                      97,000           70,000

STOCKHOLDERS' EQUITY:
    Common stock, no par, 25,000,000 shares
        authorized, issued and outstanding shares;
        22,005,044 at September  30, 1997, and
        13,743,804 at March 31, 1997
                                                   19,317,000       18,508,000
    Accumulated deficit                           (15,832,000)     (13,438,000)
                                                 ------------      -----------
                                                    3,485,000        5,070,000
                                                 ------------      -----------
                                                 $  9,457,000    $  11,019,000
                                                 ------------      -----------
                                                 ------------      -----------

           The accompanying notes are an integral part of these statements.

                          JAVA CENTRALE, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                        Three months ended              Six months ended
                                                           September 30,                  September 30,
                                                  ----------------------------    ----------------------------
                                                       1997           1996            1997            1996
                                                  ------------     -----------    ------------    ------------
 Revenue:
     Company cafe sales                           $  2,259,000     $ 3,542,000    $  4,444,000    $  7,556,000
     Franchise operations                               54,000         123,000         104,000         203,000
     Royalties                                         318,000         317,000         616,000         614,000
     Sales of equipment and supplies                    18,000          10,000          33,000         108,000
                                                  ------------     -----------    ------------    ------------
         Total revenue                               2,649,000       3,992,000       5,197,000       8,481,000

 Cost of company sales:
     Food and beverage                                 776,000       1,230,000       1,520,000       2,652,000
     Labor                                             791,000       1,259,000       1,556,000       2,745,000
     Direct and occupancy                              514,000         701,000       1,011,000       1,564,000
     Cost of equipment and supplies                      6,000           1,000          24,000         102,000
     Depreciation                                      120,000         162,000         240,000         321,000
     Other                                              42,000          41,000          42,000          90,000
                                                  ------------     -----------    ------------    ------------
          Total cost of company sales                2,249,000       3,394,000       4,393,000       7,474,000

 Selling, general and administrative                 1,122,000       1,009,000       2,061,000       2,112,000
 Depreciation and amortization                         103,000         160,000         207,000         319,000
 Loss associated with cart and cafe closure            475,000         130,000         475,000         129,000
 Bad debt expense                                       50,000               -         123,000               -
 Settlement expense                                     31,000               -          55,000               -
 Loss (gain) on sale of cafes                                -          30,000               -         (36,000)
                                                  ------------     -----------    ------------    ------------
          Total operating loss                      (1,381,000)       (731,000)     (2,117,000)     (1,517,000)

 Other income (expense):
     Interest expense                                (223,000)        (90,000)       (332,000)        (178,000)
     Interest income                                    12,000          25,000          41,000          48,000
     Other income                                        9,000          48,000          14,000         136,000
                                                  ------------     -----------    ------------    ------------
             Net loss                             $(1,583,000)     $ (748,000)    $(2,394,000)    $ (1,511,000)
                                                  ------------     -----------    ------------    ------------
                                                  ------------     -----------    ------------    ------------
 Net loss per weighted average equivalent
 common share outstanding                         $     (0.10)     $    (0.07)    $     (0.16)    $     (0. 15)
                                                  ------------     -----------    ------------    ------------
                                                  ------------     -----------    ------------    ------------

 Equivalent common shares outstanding               16,502,573      10,946,633      15,439,364       9,985,470




           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                  Six months ended
                                                                   September 30,
                                                                1997          1996
                                                             ----------   ------------
Increase (decrease) in cash

Net cash flows from operating activities:                    $(195,000)   $(1,138,000)
                                                             ----------   ------------
Cash flows from investing activities:

    Purchase of property and equipment                         (30,000)     (200,000)
    Proceeds from the sale of assets                                  -       351,000
                                                             ----------   ------------
         Net cash provided by (used in) investing activities   (30,000)       151,000
                                                             ----------   ------------
Cash flows from financing activities:

    Proceeds from warrant conversions                           142,000             -
    Proceeds from the issuance of common stock                  272,000       963,000
    Proceeds from short term borrowings and
         capital lease obligations                              225,000       815,000
    Principal payment on notes payable and
         capital lease obligations                            (351,000)     (475,000)
                                                             ----------   ------------
         Net cash provided by (used in) financing activities    288,000     1,303,000
                                                             ----------   ------------

         Net (decrease) in cash                                  63,000       316,000
                                                             ----------   ------------

Cash and cash equivalents, beginning of period               $  351,000   $ 1,182,000
                                                             ----------   ------------
Cash and cash equivalents, end of period                     $  414,000   $ 1,498,000
                                                             ----------   ------------
                                                             ----------   ------------
    Cash paid for:

         Interest                                            $  149,000    $  205,000



           The accompanying notes are an integral part of these statements.

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

NON-CASH TRANSACTIONS:

    During the six months ended September 30, 1997, the Company decreased deferred revenues through accounts and notes receivable totaling $70,000, and during the six months ended September 30, 1996, the Company increased deferred revenues through accounts and notes receivable totaling $290,000.

    During the six months ended September 30, 1996, the Company terminated eight franchise agreements, refunded $28,000, and canceled $45,000 in notes associated with franchise fees.

    During the six months ended September 30, 1997, the holders of the convertible debt converted $446,000 of the notes into 2,386,226 common shares of stock pursuant to the terms of the notes. During the six months ended September 30, 1996, the holders of the convertible debt converted $1,750,000 of the notes into 2,580,194 shares of common stock pursuant to the terms of the notes.

    During the fiscal year ended March 31, 1997 the Company issued 200,000 shares of common stock valued at $50,000 pursuant to a consulting agreement. During the six months ended September 30, 1997, the Company recognized consulting expense of $42,000 as a result of issuance of these shares.

    During the fiscal year ended March 31, 1997, the Company issued warrants valued at $240,000 pursuant to consulting agreements. During the six months ended September 30, 1997, the Company recognized consulting expenses of $102,000 as a result of issuance of these warrants.

    During the six months ended September 30, 1997 and September 30, 1996 the Company expensed $447,000 and $640,000, respectively, for depreciation and amortization.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

    Sale of certain assets of Java Centrale, Inc., and subsidiary for the six months ended September 30, 1996.

    Cash received                  $ 351,000
    Note receivable                  604,000
    Liabilities assumed               69,000
    Net book value of assets sold   (988,000)
                                   ---------
        Gain on sale of assets     $  36,000
                                   ---------
                                   ---------

                         JAVA CENTRALE, INC., AND SUBSIDIARY

                       NOTES TO UNAUDITED FINANCIAL STATEMENTS


 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The financial statements have been prepared without audit and do not include certain notes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements included with the Annual Report, on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended March 31, 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operation for the six months ended September 30, 1997 are not necessarily indicative of results that can be expected for the full fiscal year.

    The September 30, 1997 financial statements included herein are unaudited. They contain, however, all adjustments which in opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 1997 and March 31, 1997; and the results of its operations and its cash flows for the six months ended September 30, 1997 and 1996 respectively.

    Certain reclassifications have been made to the 1996 financial statement to conform to the 1997 presentation.

NOTE 2 - STOCKHOLDERS' EQUITY

A.  CONVERSION OF CONVERTIBLE DEBT.

    The Company issued, through private placements, convertible notes in the amount of $3,500,000.

    The first note, in the amount of $2,000,000, was due on December 15, 1997, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. The note was convertible into common stock of the Company after February 26, 1996, under certain terms and conditions. As of September 30, 1997, $1,000,000 had been converted into 1,846,394 shares of common stock. The remaining principal balance of $1,000,000 was restructured to remove the conversion feature in July 1997. The restructured note is due no later than
January 1, 1998.   Paradise Bakery, Inc. common shares have been pledged as
collateral and $250,000 has been added to the principal balance of the note as consideration for the elimination of the conversion feature of the note.

    The second series of notes, in the amount of $1,500,000, was due January 29, 1998, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. These notes were convertible into common stock of the Company after April 12, 1996, under certain terms and conditions. As of September 30, 1997, the entire $1,500,000 had been converted into 3,851,029 common shares.

B.  WARRANTS EXERCISED

    In May 1997 warrants were exercised for 575,000 common shares of stock for proceeds of $142,000.

    In September 1996 warrants were exercised for 250,000 shares of common stock for proceeds of $63,000.

C.  ISSUANCE OF ADDITIONAL COMMON SHARES

    In August 1997 the Company entered into an agreement to raise equity capital through a private placement. From September through October 1997, 25 units, representing 6,250,000 common shares, were sold providing net proceeds of $544,000 to the Company.

    During the six months ended September 30, 1996, the Company completed certain private placements of restricted common shares resulting in the issuance of 1,538,462 common shares for net proceeds of $900,000.

D.  SALE OF ASSETS

    In December of 1996, the Company sold the assets of Oh La La! to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and a $750,000 convertible note receivable due in 1999. On March 31, 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and convert the remaining $355,000 balance of the note into 40,000 shares of GFF common stock. The common shares of GFF as of September 30, 1997 have been valued at $2.00 per share based on the estimated fair value of such shares at the time they were acquired.

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

    The Company has never earned a profit in any fiscal year. Since its incorporation in 1992, the Company's operations have required (rather than provided) cash every year. In order to meet these cash requirements, the Company has from time to time sold common stock, borrowed short-term money, sold company assets and issued convertible debt. The Company recorded a loss in the development stage during its first fiscal year of operation and since principal operations commenced, has recorded losses for the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997. The net loss for fiscal 1997 was $5,326,000.
For the six months ended September 30, 1997, a loss of $2,394,000 was recorded. There can be no assurance that losses will not continue, or that the Company, as currently structured, will become profitable in the future. The Company has an accumulated deficit of $13,438,000 and $15,832,000 as of March 31, 1997 and September 30, 1997, respectively. In the fiscal year ended March 31, 1997, the Company sold assets, raised debt and sold equity, and reduced expenses to meet its ongoing liquidity needs. During the six months ended September 30, 1997, the Company had warrants exercised, borrowed short-term funds and sold equity to meet ongoing liquidity needs. Currently the Company has a material working capital shortfall.

    During fiscal 1997 and to date, the Company has been operating at a loss primarily due to the under performance of the cafes in its Java Centrale system and to its administrative overhead. Commencing in April 1996, the Company instituted a plan to reduce its administrative expenses, but this plan has not been successful enough to cause the Company to become profitable. Further, the Company's Java Centrale system has, in general, not grown as fast or proved to be as profitable as expected, and the Company has experienced higher than anticipated expenses in pursuing the development of these cafes, the closing of certain outlets in this system, and settling disputes with franchisees. Currently the Paradise Bakery system accounts for 95% of the revenues received by the Company. The Company's continuing operating losses have left it in a materially weak cash-flow position, one effect of which has been that the Company has been unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do.

    Since April of 1996, the Company has relied on a series of short-term loans from Alta Petroleum, Inc. in the aggregate amount of $775,000, sale of assets totaling $1,321,000, the raising of $1,525,000 in equity, and the exercising of warrants totaling $205,000 to finance its continuing cash flow shortfalls. There can be no assurance that any similar financing, asset sales or equity placements will continue to be available to the Company in the future. Consequently, under current circumstances the Company does not anticipate that it will be able to continue existing operations in the future unless it can obtain new short-term or long-term financing, raise new equity or execute a significant sale of assets. The Company's Board of Directors is currently evaluating a number of options for the resolution of its immediate and long-term financial needs, including among other potential alternatives the sale of its Java Centrale and/or Paradise Bakery systems, obtaining a long-term loan secured by its Paradise Bakery assets, a private and/or public sale of Company stock and/or other securities, and a strategic merger. Some of the alternatives currently being studied by the Company's Board of Directors might result in a change in the management and/or control of the Company. However to date, there has been no final resolution of these issues.

    Over the last year, the Company's financing plan to meet its ongoing liquidity needs has been to raise new equity through private placements, refinance or obtain new debt funding and sell assets of the Company's operation. In August of 1997, the Company retained E.C. Capital Ltd. ("ECC"), a New York based investment-banking firm, to raise equity capital in a two-stage private offering (the "ECC Offering").

In both stages, the Company would issue to investors units consisting of 250,000 shares of common stock, 250,000 "A" and "B" Warrants. The "A" Warrants have a term of two years from the date of issuance and may be exercised to purchase shares of common stock at a per share exercise price of $0.16. The "B" Warrants have a three-year term and may be exercised to purchase shares of common stock at a price per share of $0.20. The offering price for each full unit in the first stage of the ECC Offering is $25,000. ECC has undertaken to place 25 units in the first stage of the ECC Offering and 35 units in the second and final stage. The issuance of the "A" and "B" Warrants is subject to approval by the Company's Board of Directors and shareholders of (i) an amendment to the Company's Articles of Incorporation increasing its authorized number of shares of common stock from 25,000,000 to 50,000,000, (ii) effecting a one for ten reverse stock split of the outstanding shares of common stock, and (iii) moving the Company's state of incorporation from California to Delaware. In the event that such approval is not obtained, then no "A" or "B" Warrants will be issued to or exercisable by purchasers of the units, nor will there be any reduction in the purchase price per unit. The Company has agreed to pay ECC a 10% commission on all sales of units and a 3% non-accountable expense reimbursement. Additionally the Company must issue to ECC 250,000 "A" and "B" Warrants, on a post-Reverse Stock Split basis, as a partial compensation for its efforts in completing the first stage of the ECC Offering and a equal number of Warrants in connection with the second stage, for a total of 1,000,000, post-Reverse Stock Split, warrants in all. The Company has also agreed to retain ECC as an advisor for the next three years at a fee of $3,000 per month and to pay ECC a 5% warrant solicitation fee for any of the investor warrants which are exercised. The Company has also agreed not to raise debt or equity financing during this three-year period other than with consent of ECC and to allow a ECC designee to observe all meetings of the Company's Board of Directors. Further, all of the Company's officers and directors have executed lock-up agreements with ECC whereby they have agreed not to transfer, assign, sell or otherwise dispose of any of their Company shares, except with the consent of ECC, until at least one year after the effective date of the registration statement. As of November 14, 1997 there have been 25 units placed totaling 6,250,000 common shares and net proceeds of $544,000.

    As of September 30, 1997, the Company operates under two brands, Java Centrale and Paradise Bakery and Cafe as compared to September 30, 1996, which the Company was operating under three brands, Java Centrale, Oh La La! and Paradise Bakery and Cafe. The following table represents the Company's operations at September 30, 1997, and September 30, 1996:


                    Operating Units as of September 30, 1997
--------------------------------------------------------------------------------
                              Cafe                          Carts/ Kiosks
                    --------------------------          ------------------------
                    Company         Franchised          Company       Franchised
                    -------         ----------          -------       ----------

 Java Centrale            1                23                 -               8

 Oh La La!                -                 -                 -               -

 Paradise Bakery         16                32                 -               -
                    -------         ----------          -------       ----------
 Total                   17                55                 -               8

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                    Operating Units as of September 30, 1996

                              Cafe                          Carts/ Kiosks
                    --------------------------          ------------------------
                    Company         Franchised          Company       Franchised
                    -------         ----------          -------       ----------
 Java Centrale            2                20                 -               8

 Oh La La!               10                 -                 1               -

 Paradise Bakery         16                35                 -               -
                    -------         ----------          -------       ----------
 Total                   28                55                 1               8

--------------------------------------------------------------------------------

    The Company entered into agreements with franchisees to open three cafes during the quarter ended September 30, 1997, as compared to entering into agreements with franchisees to open five cafes during the quarter ended September 30, 1996. The Company entered into agreements with franchisees to open three cafes during the six months ended September 30, 1997, as compared to entering into agreements to open 10 cafes during the six months ended September 30, 1996.

    The Company opened one franchisee-owned cafe during the quarter ended September 30, 1997, as compared to opening two franchisee-owned cafes during the quarter ended September 30, 1996. The Company opened three franchisee-owned cafes during both the six months ended September 30, 1997, and September 30, 1996.

    The Company closed no Company-owned cafes in the quarter ended September 30, 1997, as compared to closing one Company-owned cafe in the quarter ended September 30, 1996. The Company closed one Company-owned cafe, which was operated under a management agreement, and two franchisee-owned cafes in the six months ended September 30, 1997, as compared to closing two Company-owned cafes and one franchisee-owned cafe during the six months ended September 30, 1996. These cafes closed primarily due to poor financial performance.

    The Company sold no Company-owned locations to franchisees during the quarter ended September 30, 1997, as compared to selling two Company-owned locations during the quarter ended September 30, 1996. During the six months ended September 30, 1997, the Company sold no Company-owned locations as compared to selling five Company-owned cafes to franchisee and three Company-owned carts to a licensee for the six months ended September 30, 1996.

    In December of 1996, the Company sold the assets of Oh La La! to Good Food Fast Companies, Inc. for $1,250,000 in cash, 233,333 shares of preferred stock and a $750,000 convertible note receivable due in 1999. The assets included ten operating locations and a cart licensee. On March 31, 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and convert the remaining $355,000 balance of the note into 40,000 shares of GFF common stock. The common shares of GFF at September 30, 1997 have been valued at $2.00 per share based on the estimated fair value of such shares at the time they were acquired. As of September 30, 1997, the Company owned approximately 30% of the outstanding common shares of GFF. The Company did not recognize any earnings from GFF under the equity method of accounting due to immateriality.

    In August 1997, Directors Lyle Edwards and Kevin Baker resigned from the Board of Directors of Java Centrale, Inc. The board has appointed Bradley B. Landin, the Senior Vice President of Operations for the Company, as a director to fill a vacancy. Additionally, Richard D. Shannon, Chairman of the Board, has announced that he will not be running for re-election this year. At the annual stockholder's meeting, which will be held on November 25, 1997, there will be an election to fill the vacancies on the Board including a new Chairperson.

    RESULTS OF OPERATIONS

    The Company's revenues are currently derived from Company-owned locations, initial franchise fees, resulting from cafe openings, franchise royalties, equipment sales, and product overrides on sales to its franchisees. Franchise fees range from $15,000 to $35,000 per cafe. The Company is entitled to 4%-6% of the gross receipts from each franchised cafe and 2%-10% of the gross receipts from each franchised cart. Product overrides range from 3% to 10% of the total purchase of coffee from the Company's contract roaster. The Company operates under two brands, Java Centrale and Paradise Bakery and Cafe. Currently 95% of the Company's revenues are results from the Paradise Bakery & Cafe brand.


    QUARTER 1997 AS COMPARED TO QUARTER 1996

    Total Company revenues for the quarter ended September 30, 1997 totaled $2,649,000, as compared to $3,992,000 for the quarter ended September 30, 1996, a decrease of $1,343,000, or 34%. The principal components of this decrease were:

    The Company's revenues from Company-owned retail operations decreased by $1,283,000 or 36%, to $2,259,000 for the quarter ended September 30, 1997, from $3,542,000 for the quarter ended September 30, 1996. This decrease resulted primarily from a decrease of $987,000 associated with revenues from the Oh La La! Division, which was sold in December 1996, a decrease of $232,000 associated with the revenues from the operations of Company-owned cafes which were closed or sold, during fiscal year 1997, and a decrease in revenues from the Company-owned Paradise Bakery locations of approximately $64,000.

    Revenues from the Company's franchising operations decreased $69,000, or 56% to $54,000 for the quarter ended September 30, 1997, from $123,000 for the quarter ended September 30, 1996. This decrease is a result of recognized franchise fees of $25,000 associated with the transfer of one Java Centrale franchisee-owned cafe and $29,000 associated with the opening of one Paradise Bakery franchisee-owned cafe for the quarter ended September 30, 1997, as compared to the recognition $108,000 in franchise fees associated with both the opening of one Java Centrale franchise-owned cafe and the sale of two Java Centrale Company-owned cafes to a franchisee in addition to $15,000 associated with the opening of one franchisee-owned Paradise Bakery cafe during the quarter ended September 30, 1996.

    Revenues from the Company's royalties of $318,000 for the quarter ended September 30, 1997 and $317,000 for the quarter ended September 30, 1996, remained virtually the same. Royalties associated with Java Centrale decreased $6,000 to $102,000 for the quarter ended September 30, 1997, as compared to $108,000 for the quarter ended September 30, 1996, due to the closure of franchisee-owned cafes. Additionally, royalties associated with Paradise Bakery increased $7,000 to $216,000 for the quarter ended September 30, 1997, as compared to $209,000 for the quarter ended September 30, 1996, due to increased revenues from franchisee-owed cafes.

    Revenues from the Company's equipment sales increased $8,000 to $18,000 for the quarter ended September 30, 1997 from $10,000 for the quarter ended September 30, 1996. This increase primarily resulted from the sale of surplus equipment.

    Total expenses for the quarter ended September 30, 1997, were $4,030,000 a decrease of $691,000, or 15%, over expenses of $4,721,000 for the quarter ended September 30, 1996. The principal components of the decrease in expenses resulted from:

    The cost of food and beverage, labor and operating costs for the Company's retail operations decreased $1,109,000 for the quarter ended September 30, 1997, to $2,081,000 as compared to $3,190,000 for the quarter ended September 30, 1996. This decrease results primarily from a decrease of $813,000 in expenses associated with the operating Oh La La! Division, which was sold in December 1996, a decrease in expenses of $306,000 associated with the operations of Company-owned cafes, which was sold or closed during the fiscal year ended March 31, 1997, and approximately $10,000 associated with increased operating costs associated with the operation of the Paradise Bakery Company-owned locations.

    The Company's cost of equipment increased by $5,000 in the quarter ended September 30, 1997, to $6,000 as compared to $1,000 for the quarter ended September 30, 1996. This increase primarily resulted from the sale of surplus equipment.

    Selling, general, and administrative expenses increased $113,000 or 11%, during the quarter ended September 30, 1997, to $1,122,000 from $1,009,000 during the quarter ended September 30, 1996. This increase results from decreased expenses associated with the operations of the Oh La La! Division, which sold in December 1996, totaling $42,000, decreased personnel cost of $52,000, decreased marketing costs of $14,000, decreased travel expense of $20,000, increased legal and accounting fees of $120,000 and increased investor relations of $30,000. Additionally, there were increased consulting fees of $95,000, of which $29,000 was associated with the Companies capital raising efforts.

    For the quarter ended September 30, 1997, the Company had an operating loss of $1,381,000, a net loss of $1,583,000, and a loss per share of $0.10, as compared to an operating loss of $731,000, a net loss of $748,000, and a loss per share of $0.07 for the quarter ended September 30, 1996.

    The operating loss increased $650,000 to $1,381,000 during the quarter ended September 30, 1997 as compared to $731,000 during the quarter ended September 30, 1996. The increase is a result of decreased revenues and cost of company sales totaling $198,000, higher selling, general and administrative expenses totaling $113,000, decreased depreciation and amortization of $57,000 from the sale of the Oh La La! Division, increased losses associated with a cafe closure of $345,000, increased settlement expense of $31,000, bad debt expense of $50,000 associated with certain franchisees related notes and royalties, and no gain from the sale of assets during the quarter ended September 30, 1997, as compared to a loss from the sale of assets of $30,000 during the quarter ended September 30, 1996.

    The net loss increased $835,000 to $1,583,000 during the quarter ended September 30, 1997, as compared to $748,000 during the quarter ended September 30, 1996. The increased net loss of is primarily a result of the above increased operating loss of $650,000, and an increase in interest expense and fees associated with the Company's financing of $133,000, and associated with both the sale of the Oh La La! Division and the sale and closure of cafes, interest income decreased $13,000 and other income decreased $39,000.

SIX MONTHS ENDED 1997 AS COMPARED TO SIX MONTHS ENDED 1996

    Total Company revenues for the six months ended September 30, 1997, totaled $5,197,000, as compared to $8,481,000 for the six months ended September 30, 1996, a decrease of $3,284,000, or 39%. The principal components of this decrease were:

    The Company's revenues from Company-owned retail operations decreased by $3,112,000 or 41%, to $4,444,000 for the six months ended September 30, 1997, from $7,556,000 for the six months ended September 30, 1996. This decrease resulted primarily from a decrease of $1,939,000 associated with revenues from the Oh La La! Division, which was sold in December 1996, a decrease of $931,000 associated with the revenues from the operations of Company-owned cafes which were closed or sold, during the fiscal year 1997 and a decrease in revenues from the Company-owned Paradise Bakery locations of approximately $242,000.

    Revenues from the Company's franchising operations decreased $99,000, or 49% to $104,000 for the six months ended September 30, 1997, from $203,000 for the six months ended September 30, 1996. This decrease is a result of recognized franchise fees totaling $75,000 associated with the opening of two Java Centrale franchisee-owned cafes and the transfer of one Java Centrale franchisee-owned cafe in addition to $29,000 associated with the opening of one Paradise Bakery franchisee-owned cafe for the six months ended September 30, 1997, as compared to the recognition $148,000 in franchise fees associated with the opening of one Java Centrale franchise-owned cafe, the sale of two Java Centrale Company-owned cafes to a franchisee and forfeited franchise fees, in addition to $55,000 associated with the sale of two Paradise Bakery Company-owned cafes to a single franchisee and the opening of one Paradise Bakery franchisee-owned cafe during the six months ended September 30, 1996.

    Revenues from the Company's royalties of $616,000 for the six months ended September 30, 1997, and $614,000 for the fiscal year ended September 30, 1997, remained virtually the same. Royalties associated with Java Centrale decreased $33,000 to $181,000 for the six months ended September 30, 1997, as compared to $214,000 for the six months ended September 30, 1996, due to the closure of franchisee-owned cafes. Additionally royalties associated with Paradise Bakery increased $35,000 to $435,000 for the six months ended September 30, 1997, as compared to $400,000 for the six months ended September 30, 1996 due to the increases in revenues from franchisee-owed cafes.

    Revenues from the Company's equipment sales decreased $75,000, or 69%, to $33,000 for the six months ended September 30, 1997 from $108,000 for the six months ended September 30, 1996. This decrease primarily resulted from discontinuing the sale of equipment directly to franchisees in May of 1996.

    Total expenses for the six months ended September 30, 1997, were $7,314,000, an decrease of $2,684,000, or 27%, over expenses of $9,998,000 for the six months ended September 30, 1996. The principal components of the decrease in expenses resulted from:

    The cost of food and beverage, labor and operating costs for the Company's retail operations decreased $2,874,000, or 41% for the six months ended September 30, 1997, to $4,087,000 as compared to $6,961,000 for the six months ended September 30, 1996. This decrease results primarily from a decrease of $1,672,000 in expenses associated with operating the Oh La La! Division, which was sold in December 1996, a decrease in expenses of $964,000 associated with the operations of Company-owned cafes, which were sold or closed during the fiscal year ended March 31, 1997, and approximately $238,000 associated with decreased operating costs associated with the operation of the Paradise Bakery Company-owned locations.

    The Company's cost of equipment decreased by $78,000, or 76%, for the six months ended September 30, 1997, to $24,000, as compared to $102,000 for the six months ended September 30, 1996. This decrease primarily resulted from discontinuing the sale of equipment directly to franchisees in May of 1996.

    Selling, general, and administrative expenses decreased $51,000 or 2%, during the six months ended September 30, 1997, to $2,061,000 from $2,112,000 during the six months ended September 30, 1996. This decrease results from decreased expenses associated with the operations of the Oh La La! Division, which sold in December 1996, totaling $99,000, decreased personnel cost of $209,000, decreased travel expense of $52,000, decreased marketing costs of $27,000, increased investor relations of $26,000 and increased legal and accounting fees of $109,000. Additionally, there were increased consulting fees of $201,000, of which $93,000 was associated with the Companies capital raising efforts.

    For the six months ended September 30, 1997, the Company had an operating loss of $2,117,000, a net loss of $2,394,000, and a loss per share of $0.16, as compared to an operating loss of $1,517,000, a net loss of $1,511,000, and a loss per share of $0.15 for the six months ended September 30, 1996.

    The operating loss increased $600,000 to $2,117,000 during the six months ended September 30, 1997, as compared to $1,517,000 during the six months ended September 30, 1996. The increase is a result of lower revenues and cost of company sales of $203,000, and lower selling, general and administrative expenses totaling $51,000, decreased depreciation and amortization of $112,000 from the sale of the Oh La La! Division, increased losses associated from cafe closures of $346,000, bad debt expense and settlement expense of $178,000 associated with certain franchisees related notes and royalties, and no gain from the sale of assets during the six months ended September 30, 1997, as compared to a gain from the sale of assets of $36,000 during the six months ended September 30, 1996.

    The net loss increased $883,000 to $2,394,000 during the six months ended September 30, 1997, as compared to $1,511,000 during the six months ended September 30, 1996. The increased net loss is a result of the above increased operating loss of $600,000, and an increase in interest expense and fees of $154,000, associated with the Company's financing, and decreased other and interest income of $129,000, associated with the with both the sale of the Oh La La! Division and the sale and closure of cafes.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has never earned a profit in any fiscal year. Since its incorporation in 1992, the Company's operations have required (rather than provided) cash every year. In order to meet these cash requirements, the Company has from time to time sold common stock, borrowed short-term money, sold company assets and issued convertible debt. The Company recorded a loss in the development stage during its first fiscal year of operation and since principal operations commenced, has recorded losses for the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997. The net loss for fiscal 1997 was $5,326,000.
For the six months ended September 30, 1997 a loss of $2,394,000 was recorded. There can be no assurance that losses will not continue, or that the Company as currently structured will become profitable in the future. The Company has an accumulated deficit of $13,438,000 and $15,832,000 as of March 31, 1997 and September 30, 1997, respectively. In the fiscal year ended March 31, 1997, the Company sold assets, raised debt and equity, and reduced expenses to meet its ongoing liquidity needs. During the six months ended September 30, 1997, the Company had warrants exercised, borrowed short-term funds and sold equity to meet ongoing liquidity needs. Currently the Company has a material working capital shortfall.

    In the 1996 fiscal year, the Company issued 1,604,692 common shares for $3,540,722 in proceeds in a series of private placements. The Company also issued convertible debt in three separate private transactions totaling $3,500,000. As of March 31, 1997, $2,054,250 had been converted into 3,311,183 common shares. During the quarter ended September 30, 1997, an additional $248,682 of convertible debt had been converted into 1,335,197 shares of the Company's common stock. As of September 30, 1997, $2,302,932 of convertible debt had been converted into 4,646,394 shares of the Company's common stock.

         From July 1, 1997, to August 8, 1997, an additional $197,068 of convertible debt was converted into 2,386,226 shares. Additionally, in July 1997, the Company agreed to restructure the remaining portion of the unconverted note, totaling $1,000,000, into a note due no later than January 1, 1998, pledging shares of Paradise Bakery, Inc. as collateral and adding $250,000 to the balance of the note to eliminate the conversion feature of the note. The Company will recognize the $250,000 as additional interest expense over the remaining life of the note.

    In December of 1996, the Company sold the assets of Oh La La! to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and a $750,000 convertible note receivable due in 1999. On March 31, 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of common stock, accelerate a payment of $145,000 due under the note receivable to May 1997 and convert the remaining $355,000 balance of the note into 40,000 shares of GFF common stock. The common shares of GFF at September 30, 1997, have been valued at $2.00 per share based on the estimated fair value of such shares at the time of the acquisition. As of September 30, 1997, following the related conversions, the Company owned approximately 30% of the outstanding common shares of GFF. The Company did not recognize any earnings from GFF under the equity method of accounting due to immateriality.

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


    In July of 1996, Baycor, Gary C. Nelson, the Company's President and Chief Executive Officer, and Steven J. Orlando, its then-Chief Financial Officer, agreed to loan the Company an aggregate of $175,000 from time to time on an as-needed basis until April of 1997, when this line of credit would be terminated and the sums then borrowed and outstanding would become due and payable. The interest rate on the funds so advanced was prime plus 2%. The line of credit was terminated as of March 31, 1997. In replacement, in April 1997 Mr. Nelson advanced the Company $50,000 in exchange for a note secured by the Company's assets, Mr. Orlando advanced the Company $31,000 in the form of deferred salary for the period from December 1996 through March 1997, and Baycor deferred receipt of salary and expenses accrued during the 1997 fiscal year amounting to $145,000, without interest. In September 1997 the amount owed to Mr. Nelson was reduced to $35,000 and the amount owed to Mr. Orlando was reduced to $15,000, additionally each is owed accrued interest at the rate of prime plus 2%. The amount owed to Baycor as of the date of September 30, 1997 is $165,000.

    The Company currently has no available credit lines. During the six months ended September 30, 1997 the Company borrowed an additional $275,000 thereby increasing the balance on the note to Alta Petroleum, Inc. to $575,000. Alta Petroleum has extended the due date of the note to September 30, 1997. As of September 30, 1997 there have been no further extensions.

    The Company's continuing operating losses have left it in a materially weak cash-flow position, one effect of which has been that the Company has been unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do.

    Since April of 1996, the Company has relied on a series of short-term loans from Alta Petroleum, Inc. in the aggregate amount of $775,000, sale of assets totaling $1,321,000, the raising of $1,525,000 in equity, and the exercising of warrants totaling $142,000 to finance its continuing cash flow shortfalls. There can be no assurance that any similar financing, asset sales or equity placements will continue to be available to the Company in the future. Consequently, under current circumstances the Company does not anticipate that it will be able to continue existing operations in the future unless it can obtain new short-term or long-term financing, raise new equity or execute a significant sale of assets. The Company's Board of Directors is currently evaluating a number of options for the resolution of its immediate and long-term financial needs, including among other potential alternatives the sale of its Java Centrale and/or Paradise Bakery systems, obtaining a long-term loan secured by its Paradise Bakery assets, a private and/or public sale of Company stock and/or other securities, and a strategic merger. Some of the alternatives currently being studied by the Company's Board of Directors might result in a change in the management and/or control of the Company. However to date, there has no final resolution of these issues.

    Over the last year, the Company's financing plan to meet its ongoing liquidity needs has been to raise new equity through private placements, refinance or obtain new debt funding and sell assets of the Company's operation. In August of 1997, the Company retained E.C. Capital Ltd. ("ECC"), a New York based investment-banking firm, to raise equity capital in a two-stage private offering (the "ECC Offering"). In both stages, the Company would issue to investors units consisting of 250,000 shares of common stock, 250,000 "A" Warrants and 250,000 "B" Warrants. The "A" Warrants have a term of two years from the date of issuance and may be exercised to purchase shares of common stock at a per share exercise price of

$0.16. The "B" Warrants have a three-year term and may be exercised to purchase shares of common stock at a price per share of $0.20. The offering price for each full unit in the first stage of the ECC Offering is $25,000. ECC has undertaken to place 25 units in the first stage of the ECC Offering and 35 Units in the second and final stage. The issuance of the "A" and "B" Warrants described above is subject to approval by the Company's Board of Directors and shareholders of (i) an amendment to the Company's Articles of Incorporation increasing its authorized number of shares of common stock from 25,000,000 to 50,000,000, (ii) effecting a one for ten reverse stock split of the outstanding shares of common stock, and (iii) moving the Company's state of incorporation from California to Delaware. In the event that such approval is not obtained, then no "A" or "B" Warrants will be issued to or exercisable by purchasers of the units, nor will there be any reduction in the purchase price per unit. The Company has agreed to pay ECC a 10% commission on all sales of units and a 3% non-accountable expense reimbursement. Additionally the Company must issue to ECC 250,000 "A" and "B" Warrants, on a post-Reverse Stock Split basis, as a partial compensation for its efforts in completing the first stage of the ECC Offering and a equal number of Warrants in connection with the second stage, for a total of 1,000,000, post-Reverse Stock Split, warrants in all. The Company has also agreed to retain ECC as an advisor for the next three years at a fee of $3,000 per month and to pay ECC a 5% warrant solicitation fee for any of the investor warrants which are exercised. The Company has also agreed not to raise debt or equity financing during this three-year period other than with consent of ECC and to allow a ECC designee to observe all meetings of the Company's Board of Directors. Further, all of the Company's officers and directors have executed lock-up agreements with ECC whereby they have agreed not to transfer, assign, sell or otherwise dispose of any of their Company shares, except with the consent of ECC, until at least one year after the effective date of the registration statement. As of November 14, 1997 there have been 25 units placed totaling 6,250,000 common shares and net proceeds of $544,000.

    During the six months ended September 30, 1997 the Company incurred a net used of $2,394,000 and loss net cash of $195,000 from operations, which would have been increased by $303,035 if the Company did not receive balloon note payments from two franchisees during the six months ended September 30, 1997. To fund its operations, the Company requires either additional financing, significant sales of additional franchises, or a substantial increase in its network of Company-owned cafes.

    The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations. During the fiscal year ended March 31, 1997, the Company reduced administrative salaries, certain employee benefit costs, and marketing expenses. The Company also sold 20 of its existing Company-owned cafes and carts for proceeds of $1,321,000 in cash and is actively pursuing the sale of additional assets. Despite the sale (and possible future sales) of these assets, the Company does intend to operate
Company-owned locations.   The Company also completed a number of debt
financing transactions totaling $1,729,000 and the sale of equity for $1,525,000 to meet its ongoing liquidity needs in the fiscal year ended March 31, 1997. Additionally during the six months ended September 30, 1997 the Company borrowed $275,000 in short-term loans and had warrants exercised in the amount of $205,000 to meet its ongoing liquidity needs.

    Based on the Company's current cost structure and other expense calculations, and the Company's current and anticipated revenue streams, including sales of new Java Centrale franchises and the operating income expected to be produced by the Company's Paradise Bakery system, the Company cannot estimate that it will break even on cash flow in the current fiscal year. The Company does not expect to achieve profitability until after March 31, 1998 and then only if the Company's growth projections can be met and its cost structure remains stable. There can be no assurance that enough new franchises will be sold to provide the necessary liquidity, or that the Company's liquidity goals will be reached in the immediate future, if ever. The Company has certain debt obligations that are in default for non-compliance with financial covenants and non-payment to the scheduled required payments. These obligations have been classified as currently due in the financial statements and the Company cannot make any assurances as to the ultimate disposition of these debt obligations which total approximately $3,256,000 as of November 1997. The Company's plan of operation to provide ongoing liquidity continues to include the sale of certain operating assets, the active pursuit of debt and equity and the restructure of debt. The Company can not make any assurance that this plan will be achieved.

PART II

ITEM 1.  LEGAL PROCEEDINGS

    On September 27, 1997 Mr. Peter Merganthaler, an individual resident of the State of Florida, filed suit against the Company in the 15th Judicial Circuit Court in Palm Beach County, Florida alleging breach of two 1995 financial consulting agreements. The relief sought by Mr. Merganthaler includes payment of approximately $30,000 in consulting fees, $20,000 in out of pocket expenses and $500,000 in commissions on private placements of the Company's Common Stock. The Company believes that the Company has substantial defenses to all of the claims asserted by Mr. Merganthaler, and it intends to deny the allegation made in his complaint. On that basis, the Company believes that the ultimate disposition of this lawsuit will not have a material adverse effect on the Company's financial condition or operating results.

    On March 30, 1995, the Company issued to Oh La La!, Inc, Debtor-in Possession, a promissory note in principal amount of $932,342 (the "Note"). The Note was convertible into shares of the Company's common stock, at its option and under certain circumstances. In September of 1995 the Company notified representatives of PSSS, Inc., successor in interest to Oh La La!, Inc., that the required circumstances had been met and that it intended to convert the note into shares of its common stock, and a number of shares sufficient to convert the outstanding principal balance of the Note was delivered to representatives of PSSS, Inc. In November of 1996, PSSS, Inc. notified the Company that it rejected the September 1995 conversion because the shares delivered to it were not sufficient to convert the then-outstanding interest due on the Note, and on May 28, 1997, PSSS, Inc. sent Java a formal demand letter for the immediate payment of the principal amount of the Note plus $122,602.97 in accrued interest to date of such letter. In August, 1997 PSSS, Inc. filed suit against the Company in the United States Bankruptcy Court, Northern District of California, asserting the tender of the above stock was not in compliance with the note agreement. The Company's management believes that the Company has substantial defenses to this suit and that the September 1995 conversion was within the provisions of the note and, on that basis believes that the ultimate disposition of the suit by PSSS, Inc. in this matter will not have a material adverse effect on the Company's financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES

    NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         A.  Default on notes and loans payable

         The Company is in default on the payment of interest due on a note payable in the aggregate principal amount of $417,000. Principal of $298,000 and interest of $36,000 was due and payable on September 30, 1997. The Company has not received a demand for acceleration of payment. The principal holder of this note is Chart House Enterprises, Inc. A note receivable that is held by Paradise Bakery from a franchisee secures this note payable.

    The Company's subsidiary Paradise Bakery, Inc. is in default of certain financial covenants on a loan payable in the amount of $639,000. The Company has not received a demand for acceleration of payment. Monthly scheduled payments are current. The principal holder of this loan is Imperial Business Credit and is secured by substantially all Paradise Bakery assets.

    The Company is in default on payment of principal and interest due on a note payable in the aggregate principal amount of $575,000. Principal of $575,000 and interest of $47,000. The Company has not received a demand for acceleration of payment. The principal holder of this note is Alta Petroleum, Inc. and the note is secured by substantially all Paradise Bakery assets.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE.


ITEM 5.  OTHER INFORMATION

    NONE.


ITEM 6.  EXHIBITS; REPORTS OF FORM 8-K

    A.  EXHIBITS

    The Company is filing herewith the Exhibits listed on Schedule I attached hereto.

    B.  REPORTS ON FORM 8-K

    On March 11, 1997, the Company filed a Form 8-K/A in regards to the sale of the Oh La La! Division to Good Foods Fast Companies, Inc.

    On September 30, 1997, the Company filed a Form 8-K in regards to the private offering of common stock and the appointment of a new Chief Financial Officer.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JAVA CENTRALE, INC.
                                 (Registrant)

Date:  November 14, 1997      By: /S/
                                 -------------------------------------
                                    Gary C. Nelson
                                 President and Chief Executive Officer



                              By:   /S/
                                 -------------------------------------
                                     Jeffrey W. Dudley, M.S., CPA
                                 Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  INDEX TO EXHIBITS

Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.

EXHIBIT NUMBER     DESCRIPTION


4.56   Letter of Intent - E.C. Capital Ltd.

11     Statement re:  Computation of Per share Earnings (Loss)

27     Financial Data Schedule