Form 10-Q
period 1997-12-31
JAVA CENTRALE INC /CA/
filed 1998-02-18
CIK 920528

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



                                     FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO Section 13 OF 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                       OF 1934

          For the transition period from ________ to ________

                          Commission file no. 0-23936 (CA)

                                JAVA CENTRALE, INC.
             ----------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                California                                      68-0268780
  --------------------------------------               ------------------------
         State of other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

          1610 Arden Way, Suite 145
           Sacramento, California                                95815
  --------------------------------------               ------------------------
   (Address of principal executive office)                      (Zip Code)


Issuer's telephone number:         (916) 568-2310
                          -------------------------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF FEBRUARY 13, 1997, 2,685,504 SHARES OF COMMON STOCK (NO PAR VALUE) WERE OUTSTANDING.

                         JAVA CENTRALE, INC. AND SUBSIDIARY


                             CONSOLIDATED BALANCE SHEETS




                                                           December 31, 1997
                                                              (Unaudited)                    March 31, 1997
------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
     Cash and cash equivalents                              $    584,000                      $    351,000
     Notes - current                                             260,000                           448,000
     Accounts receivable, net                                    477,000                           592,000
     Inventories                                                 229,000                           314,000
     Prepaid expenses and other                                  108,000                           397,000
------------------------------------------------------------------------------------------------------------
          Total current assets                                 1,658,000                         2,102,000
------------------------------------------------------------------------------------------------------------
 Property and equipment, net                                   2,235,000                         2,781,000
 Notes receivable                                                147,000                           990,000
 Notes receivable - officer                                      225,000                           241,000
 Deferred and other charges                                      216,000                           317,000
 Intangible assets                                             3,816,000                         4,041,000
 Investment in Good Food Fast Companies, Inc.                          -                           547,000
 Investment in Massimo Da Milano, Inc.                           400,000                                 -
------------------------------------------------------------------------------------------------------------
          Total assets                                      $  8,697,000                      $ 11,019,000
------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                       $  1,285,000                      $  1,124,000
     Accrued liabilities                                         901,000                           619,000
     Due to related parties                                      160,000                            44,000
     Short-term debt                                             250,000                                 -
     Current maturities of long-term debt                       ,052,000                         1,946,000
     Convertible debenture                                             -                         1,197,000
     Current capital lease obligation                             30,000                            28,000
------------------------------------------------------------------------------------------------------------
          Total current liabilities                            5,678,000                         4,958,000
------------------------------------------------------------------------------------------------------------
 Deferred revenues                                                35,000                           576,000
 Convertible debenture                                                 -                           249,000
 Capital lease                                                    81,000                            96,000
 Other liabilities                                                62,000                            70,000
 Stockholders' equity:
     Common Stock, no par, 50,000,000 shares authorized,
        Issued and outstanding shares;  2,330,504 at          19,720,000                        18,508,000
        December 31, 1997 and 853,359 at March 31, 1997
     Accumulated deficit                                     (16,879,000)                      (13,438,000)
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                             2,841,000                         5,070,000
------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity          $  8,697,000                      $ 11,019,000
------------------------------------------------------------------------------------------------------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                          JAVA CENTRALE, INC. AND SUBSIDIARY


                        Consolidated Statements of Operations
                                     (UNAUDITED)




                                               Three months ended              Nine months ended
                                                   December 31,                   December 31,
                                                1997        1996                1997        1996
----------------------------------------------------------------------------------------------------
 Revenue:
   Company cafe sales                      $ 2,487,000   $3,152,000      $ 6,931,000    $10,708,000
   Franchise operations                         80,000       20,000          184,000        223,000
   Royalties                                   354,000      358,000          970,000        972,000
   Sales of equipment and supplies              18,000        9,000           51,000        117,000
----------------------------------------------------------------------------------------------------
      Total revenue                          2,939,000    3,539,000        8,136,000     12,020,000
----------------------------------------------------------------------------------------------------

 Cost of company sales:
   Food and beverage                           849,000       1,075,000     2,369,000      3,727,000
   Labor                                       852,000       1,117,000     2,408,000      3,862,000
   Direct and occupancy                        486,000         667,000     1,497,000      2,231,000
   Cost of equipment and supplies               12,000           6,000        36,000        108,000
   Depreciation                                121,000         112,000       361,000        433,000
   Other                                        21,000           5,000        63,000         96,000
----------------------------------------------------------------------------------------------------
      Total cost of company sales            2,341,000       2,982,000     6,734,000     10,457,000
----------------------------------------------------------------------------------------------------

 General and administrative                    903,000       1,015,000     2,964,000      3,128,000
 Depreciation and amortization                 103,000          89,000       310,000        408,000
 Loss associated with cafe closure             159,000         119,000       634,000        247,000
 Bad debt expense                                7,000               -       130,000              -
 Settlement expense                                  -               -        55,000              -
 Gain on sale of assets                       (280,000)       (167,000)     (280,000)      (203,000)
----------------------------------------------------------------------------------------------------

 Operating loss                               (294,000)       (499,000)   (2,411,000)    (2,017,000)
----------------------------------------------------------------------------------------------------

 Other income (expense)
   Loss on investment                         (547,000)              -      (547,000)             -
   Interest expense and financing fees        (263,000)       (217,000)     (595,000)      (395,000)
   Interest income                               5,000          46,000        96,000         48,000
   Other income                                 52,000          20,000        66,000        156,000
----------------------------------------------------------------------------------------------------

 Net loss                                  $(1,047,000)    $  (648,000) $ (3,441,000)   $(2,160,000)
----------------------------------------------------------------------------------------------------

 Net loss per weighted average equivalent
   Common Share outstanding                                $     (0.50)                 $     (1.98)

 Equivalent Common Shares outstanding                        1,283,636                    1,092,014
----------------------------------------------------------------------------------------------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                          JAVA CENTRALE, INC. AND SUBSIDIARY


                   Condensed Consolidated Statements of Cash Flows
                                     (UNAUDITED)




                                                                                       Nine months ended
                                                                                          December 31,
                                                                                     1997              1996
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:                                        $(451,000)        $(2,764,000)
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                               (48,000)           (240,000)
  Proceeds from the sale of assets                                                       -           1,556,000
  Other                                                                                  -              21,000
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                (48,000)          1,337,000
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from warrant conversions                                                226,000                   -
  Proceeds from the issuance of Common Stock                                       538,000             962,000
  Proceeds from short term borrowings and capital lease obligations                475,000           1,594,000
  Principal payment on notes payable and capital lease obligations                (507,000)         (1,580,000)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          732,000             976,000
--------------------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash                                                  233,000            (451,000)
Cash and cash equivalents at beginning of period                                   351,000           1,182,078
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                      $  584,000         $   731,000

Supplemental disclosure of cash flow information
  Interest paid
  Income tax paid                                                              $    33,000         $   380,000
                                                                                     1,600                 800
--------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash financing activities:
  Depreciation and amortization                                                $   671,000         $   841,000
  Preferred Stock received in connection with dispositions                               -             700,000
  Common Stock received in connection with dispositions                            400,000                   -
  Issuance of Warrants for consulting services                                     144,000                   -
  Conversion of debenture to Common Stock                                          446,000           1,900,000
--------------------------------------------------------------------------------------------------------------



Sale of certain assets of Java Centrale, Inc., and Subsidiary for the nine months ended December 31, 1997 and December 31, 1996.


                                                    Sale of Assets
                                                   Nine months ended
                                      December 31, 1997     December 31, 1996
-----------------------------------------------------------------------------
Cash received                                $        -        $  1,556,000
Note receivable received                              -           1,351,000
Preferred Stock received                              -             700,000
Common Stock received                           400,000                   -
Liabilities assumed                             350,000             128,000
Net book value of assets sold                  (470,000)         (3,532,000)
-----------------------------------------------------------------------------
Gain on sale of assets                        $ 280,000        $    203,000
-----------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          JAVA CENTRALE, INC. AND SUBSIDIARY



                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION   The accompanying consolidated financial statements
include the accounts of the Company and its wholly owned subsidiary, Paradise Bakery, Inc. All significant inter-company accounts and transactions have been eliminated. Certain prior year financial statement balances have been reclassified to conform to the fiscal 1998 presentation. These financial statements have been prepared without audit and do not include certain notes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's financial statements included with the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended December 31, 1997 are not necessarily indicative of results that can be expected for the full year.

The December 31, 1997 and 1996 financial statements included herein are unaudited. They contain, however, all adjustments which, in the opinion of management are necessary to present fairly the financial position of the Company at December 31, 1997 and March 31, 1997; and the results of its operations for the three months and nine months ended December 31, 1997, and 1996, and its cash flows for the nine months ended December 31, 1997 and 1996, respectively.

As of December 19, 1997, the Company's 1 for 10 reverse stock split went into effect. As a result of the stock split, all the share data and per share data has been restated to reflect this stock split.

NOTE 2.  ACQUISITIONS/DISPOSITIONS

JAVA CENTRALE FRANCHISE SYSTEM   In December 1997, the Company sold the assets
of the Java Centrale franchise system to Massimo Da Milano, Inc. ("MDMI"). The total consideration consists of $1,000,000 to be received from future royalties of the Java Centrale franchise system and credits against purchases from MDMI's bakery operations, and 5,000,000 shares of the Buyer's Common Stock. The Common Stock has been recorded at $400,000 and a gain on sale of assets of $280,000 has been recognized as of December 31, 1997.

OH LA LA! DIVISION In December 1996, the Company sold the assets of it's Oh La La! Division to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of Preferred Stock and a $750,000 convertible note receivable due in 1999. In March 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 Preferred Shares for 233,333 shares of Common Stock, accelerate a payment of $145,000 due under the note receivable to May 1997, and convert the remaining $355,000 balance of the note into 40,000 shares of GFF Common Stock. As of December 31, 1997, the Company determined that it is more likely than not, that the value of these shares will not be realized, and has accordingly, recorded an adjustment of $547,000.

NOTE 3.  STOCKHOLDERS' EQUITY

CONVERTIBLE DEBENTURES   The Company issued, through private placements,
convertible notes in the amount of $3,500,000. The first note, in the amount of $2,000,000, was due on December 15, 1997, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. The note was convertible into Common Stock of the Company after February 26, 1996, under certain terms and conditions. As of December 31, 1997, $1,000,000 had been converted into 184,639 shares of Common Stock. The remaining principal balance of $1,000,000 was restructured to remove the conversion feature in July 1997.
The restructured note is due no later than April 1, 1998.   Paradise Bakery,
Inc. Common Shares have been pledged as collateral and $250,000 has been added to the principal balance of the note as consideration for the elimination of the conversion feature of the note.

The second series of notes, in the amount of $1,500,000, was due January 29, 1998, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. These notes were convertible into Common Stock of the Company after April 12, 1996, under certain terms and conditions. As of July 11, 1997, the entire $1,500,000 had been converted into 385,103 Common Shares.

PRIVATE COMMON STOCK OFFERING   During September 1996, the Company completed
certain private equity placements of restricted Common Shares resulting in the issuance of 153,846 Common Shares providing net proceeds of $900,000.

During September and October 1997, the Company sold 325,000 Common Shares in a private placement for net proceeds of $544,000.

COMMON STOCK WARRANTS   During July 1996, the Company issued a Warrant to
purchase 25,000 shares of the Company's Common Stock. This Warrant was exercised in September 1996 for proceeds of $62,500.

During April 1997, the Company issued Warrants to purchase 62,500 shares of its Common Stock. These Warrants were exercised in April and May of 1997 for proceeds of $142,000.

During July 1996, the Company issued a Warrant to purchase 15,000 shares of the Company's Common Stock. This Warrant was exercised in November 1997 for proceeds of $84,000.

During July 1997 and December 1997, the Company issued Warrants to purchase 25,000 and 20,000 shares of the Company's Common Stock, respectively. These Warrants were exercised in February 1998 for proceeds of $81,000.

During December 1997, the Company issued Warrants to purchase 1,250,000 shares of the Company's Common Stock. In February 1998, 300,000 of these Warrants were exercised for proceeds of $150,000.

During December 1997, the Company issued a Warrant to purchase 10,000 shares of the Company's Common Stock. These Warrants were exercised in February 1998 for proceeds of $5,000.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS


THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND IN CONJUNCTION WITH THE COMPANY'S ANNUAL FORM 10-K AND QUARTERLY REPORTS FORM 10-Q. THIS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. IN THIS REPORT, THE WORDS "ANTICIPATE(S)," "BELIEVE(S)," "EXPECT(S)," "INTEND(S)," "FUTURE," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING ASSUMPTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

Java Centrale, Inc. and subsidiary operates and franchises upscale bakery cafes. As of December 31, 1997, the Company operates one brand, Paradise Bakery and Cafe, under the Company's wholly owned subsidiary, Paradise Bakery, Inc. However, for the nine months ended December 31, 1997, the Company operated under two brands: Java Centrale, which was sold on December 31, 1997 (see below), and Paradise Bakery and Cafe. As of December 31, 1996, the Company operated under two brands: Java Centrale and Paradise Bakery and Cafe. Whereas during the nine months ended December 31, 1996, the Company operated three brands: Java Centrale, Paradise Bakery and Cafe, and Oh La La!, a division of Java Centrale which was sold in December 1996 (see Note 2 to the Financial Statements).

On December 31, 1997, the Company sold substantially all of the assets of the Java Centrale franchise system to Massimo Da Milano, Inc. (MDMI:OTC), which consisted of 20 franchised cafes and one Company-owned cafe. Consideration received by the Company was $1,000,000 in a combination of future royalties to be received by MDMI and credits from purchases by the Company from MDMI's wholesale bakery operation and 500,000 Common Shares of MDMI (see Note 2 to the Financial Statements).

Paradise Bakery and Cafe operates in high-end locations such as upscale malls and airports. Menu items feature, depending upon the location, an assortment of bakery products, including cookies, muffins, croissants and desserts, freshly prepared and baked daily at each location, as well as, specialty soups, salads, and sandwiches. The franchised cafes pay a franchise fee of $15,000 - $35,000 per cafe and weekly royalties of 4%-6% of the gross receipts from each franchise cafe and/or kiosk. As of December 31, 1997, the Company had 16 Company-owned cafes and 35 franchised locations.

The following table set forth the Company's operations at December 31, 1997 and 1996:


                                   Operating Units as of December 31,
                                 Company                     Franchised
                           1997           1996           1997           1996
------------------------------------------------------------------------------

Java Centrale                -              3              -             35
Paradise Bakery             16             16             35             34
------------------------------------------------------------------------------
Total                       16             19             35             69
------------------------------------------------------------------------------

The Company has not earned a profit in any fiscal year since its incorporation in 1992. The net loss for fiscal 1997 was $5,326,000 and for the nine months ended December 31, 1997 was $3,3441,000. The Company had an accumulated deficit of $13,438,000 and $16,879,000 at December 31, 1997 and March 31, 1997,
respectively. During fiscal 1997 and to date, the Company has been operating at a loss primarily due to the under performance of the cafes in its Java Centrale system and to its administrative overhead. The Company has experienced higher than anticipated expenses in pursuing the development of the Java Centrale cafes, the closing of outlets in this system and settling disputes with franchisees. The Company's

                          JAVA CENTRALE, INC. AND SUBSIDIARY



continuing operating losses have left it materially weak, which has resulted in the Company being unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do. With the sale of the Java Centrale franchise system (see Note 2 to the Financial Statements) and upon the completion of the private equity placement efforts, described elsewhere herein, the Company anticipates that the expansion of its Paradise Bakery system and cost savings efforts will reverse the trend of losses. However, the Company can make no assurance that the losses will not continue or that the Company will become profitable, as currently structured.

The following tables' sets forth the Company's cafe operating activities for the quarters and nine months ended December 31, 1997 and 1996:




                                                  Quarter Ended December 31,
                                    Java Centrale   Paradise Bakery & Cafe     Oh La La!
                                     1997    1996      1997      1996         1997    1996
-----------------------------------------------------------------------------------------
 Opening                               3       2         2         1            -       -
 Closing                             (14)     (4)       (1)        -            -       -
 Disposition to a non-franchise      (21)      -         -         -            -     (10)
-----------------------------------------------------------------------------------------
 Total Change                        (32)     (2)        1         1            -     (10)
-----------------------------------------------------------------------------------------

                                                Nine Months Ended December 31,
                                    Java Centrale   Paradise Bakery &Cafe    Oh La La!
                                     1997    1996      1997      1996       1997    1996
-----------------------------------------------------------------------------------------
 Opening                               5       6         3         1          -       -
 Closing                             (15)     (7)       (3)        -          -       -
 Disposition to a non-franchise      (21)      -         -         -          -     (13)
 Disposition to a franchisee           -      (5)        -        (2)         -       -
-----------------------------------------------------------------------------------------
 Total Change                        (31)     (6)        -        (1)         -     (13)
-----------------------------------------------------------------------------------------




RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1997 AS COMPARED TO QUARTER ENDED DECEMBER 31, 1996

REVENUE

The Company's revenue is derived from Company cafe sales, franchise fees, royalties, and the sale of equipment and supplies. Total revenue was $2,939,000 for the quarter ended December 31, 1997, as compared to $3,539,000 for the quarter ended December 31, 1996, which included $655,000 derived from the Oh La La! Division that was sold in December 1996. Excluding the Oh La La! Division, revenues increased by 2% for the quarter ended December 31, 1997 as compared to December 31, 1996.

COMPANY CAFE SALES Company cafe sales represented 85% and 89% of the Company's revenues during the quarters ended December 31, 1997 and 1996, respectively. The revenues from the Paradise Bakery and Cafe system remained virtually the same during the quarters ended December 31, 1997 and 1996. Revenue during the quarter ended December 31, 1997 did not include revenue derived from the Oh La La! Division since the disposition was completed December 1, 1996.

FRANCHISE OPERATIONS Franchise operations revenue is derived from recognition of franchise fees when either a new franchise has opened, a cancellation has occurred, or franchise ownership transfers. Franchise fees generated revenues of $80,000 during the quarter ended December 31, 1997, as compared to, $20,000 for the quarter ended December 31, 1996, an increase of $60,000. This increase is primarily a result of recognized franchise fees from the increased franchise cafes openings and forfeitures as represented in the chart below:


                         Quarter Ended                    Quarter Ended
                       December 31, 1997                December 31, 1996
                Opening/Transfer     Forfeiture   opening/Transfer    Forfeiture
--------------------------------------------------------------------------------
Java Centrale     $50,000             $10,000         $5,000              -

Paradise Bakery   $20,000                   -        $15,000              -


ROYALTY Royalty revenue is derived from 4% to 6% of the gross sales of franchisees in accordance with Franchise Agreements. The Company's royalties represented 12% and 10% of the total revenue during the quarter ended December 31, 1997 and 1996, respectively. Of the $354,000 in royalties earned during the quarter ended December 31, 1997, Paradise Bakery and Java Centrale represented 74% and 26%, respectively and of the $358,000 in royalties earned during the quarter ended December 31, 1996, Paradise Bakery and Java Centrale represented 68% and 32%, respectively.

COST OF COMPANY SALES

The cost of company sales consists of costs relating to the operations of Company-owned bakery/cafes; cost of food and beverage, labor, direct and occupancy, depreciation and other costs, and costs relating to equipment and supplies sold to franchisees. Total cost of company sales were $2,341,000 for the quarter ended December 31, 1997, as compared to, $2,982,000 for the quarter ended December 31, 1996. The quarter ended December 31, 1997 did not include $563,000 in costs associated with the Oh La La! Division, since the disposition was completed in December 1996.

COST OF FOOD AND BEVERAGE Cost of food and beverage represents the cost of bakery items, beverages, retail items and paper costs, for the bakery items produced and sold at the Company-owned bakeries and cafes. The cost of food and beverage remained virtually the same for the Paradise Bakery system and represents 34% of related sales, for both the quarters ended December 31, 1997 and 1996. Cost of food and beverage during the quarter ended December 31, 1997 did not include costs derived from the Oh La La! Division since the disposition was completed December 1, 1996. The costs produced by the Oh La La! Division represented 21% of the total cost of food and beverage for the quarter ended December 31, 1996.

LABOR Labor consists of the wages, bonuses, and related personnel costs associated with the operations of Company-owned bakeries/cafes. As of December 31, 1997 and 1996, the labor represents 34% and 35% of related sales, respectively. Labor during the quarter ended December 31, 1997 did not include labor derived from the Oh La La! Division since the disposition was completed December 1, 1996. The labor produced by the Oh La La! Division represented 23% of total labor for the quarter ended December 31, 1996.

DIRECT AND OCCUPANCY Direct and occupancy consist of the costs associated with occupying leaseholds by Company owned cafes. As of December 31, 1997 and 1996, direct and occupancy costs represent 20% and 21% of related sales, respectively. Direct and occupancy costs during the quarter ended December 31, 1997 did not include costs derived from the Oh La La! Division, since the disposition was completed December 1, 1996. The direct and occupancy costs for the Oh La La! Division were 12% of total direct and occupancy for the quarter ended December 31, 1996.

OTHER OPERATING COSTS

GENERAL AND ADMINISTRATIVE General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other professional fees. General and administrative expenses decreased 11% to $903,000 for the quarter ended December 31, 1997, as compared to $1,015,000 the quarter ended December 31, 1996. The primary components of this decrease consist of a decrease in personnel costs of $108,000, marketing of $38,000, travel costs of $30,000, investor relations of $14,000, and other costs associated with administration of the Company totaling $27,000. Additionally, there were increases in legal and accounting of $25,000, and consulting/professional services of $67,000.

OPERATING LOSS The Company's operating loss decreased 41% to $294,000 during the quarter ended December 31, 1997, as compared to $499,000 during the quarter ended December 31, 1996. This decrease is a result of the above described increases and decreases along with an increase in bad debt, a decrease of losses associated with cafe and cart closures, and an increase on the gain on sale of assets.

                          JAVA CENTRALE, INC. AND SUBSIDIARY


NET LOSS The Company's net loss increased to $1,047,000 during the quarter ended December 31, 1997, as compared to $648,000 during the quarter ended December 31, 1996. The increase in net loss is primarily a result of the items described in the operating loss above, in addition to a one-time, non-recurring adjustment to the GFF Common Stock. Additionally, there was an increase in interest expense and financing fees of $46,000, a decrease in interest income of $43,000 and an increase in other income of $34,000.

NINE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

REVENUE

Total revenue was $8,136,000 for the nine months ended December 31, 1997, as compared to $12,020,000 for the nine months ended December 31, 1996. Revenue during the nine months ended December 31, 1997 did not include $3,606,000 in revenue derived from both the Company-owned Java Centrale cafes and the Oh La La! Division, since the disposition of these operating assets was completed during the nine months ended December 1996.

COMPANY Cafe Company cafe sales represented 85% and 89% of the Company's revenues during the nine months ended December 31, 1997 and 1996, respectively. The revenues from the Paradise Bakery and Cafe system decreased 5% during the nine months ended December 31, 1997, as compared to the nine months ended December 31, 1996. Revenue during the nine months ended December 31, 1997 did not include revenue derived from the Company-owned Java Centrale cafes and the Oh La La! Division since the dispositions were completed during the nine months ended December 31, 1996, which represented 30% of the revenues for the nine months ended December 31, 1996.

FRANCHISE OPERATIONS   The Company's franchise fees generated revenues of
$184,000 during the nine months ended December 31, 1997, as compared to, $223,000 from the nine months ended December 31, 1996, a decrease of 17%. This is primarily due to a decrease in recognized franchise fees from the opening of franchise cafes as represented in the chart below:



                        Nine months ended                Nine months ended
                        December 31, 1997                December 31, 1996
                 Opening/Transfer    Forfeiture   Opening/Transfer    Forfeiture
--------------------------------------------------------------------------------
Java Centrale         $125,000        $10,000          $83,000         $70,000

Paradise Bakery       $49,000           -              $70,000           -



ROYALTY The Company's royalties remained virtually the same, and represented 12% and 8% of the total revenue during the nine months ended December 31, 1997 and 1996, respectively. Of the $970,000 in royalties earned during the nine months ended December 31, 1997, Paradise Bakery and Java Centrale represented 72% and 28%, respectively and of the $972,000 in royalties earned during the nine months ended December 31, 1996, Paradise Bakery and Java Centrale represented 66% and 34%, respectively.

COST OF COMPANY SALES

Total cost of company sales were $6,734,000 for the nine months ended December 31, 1997, as compared to $10,457,000 for the nine months ended December 31, 1996, a decrease of 36%. The nine months ended December 31, 1997 did not include $3,196,000 in costs associated with the Company-owned Java Centrale cafes and Oh La La! Division since the disposition of these operating assets was completed during the nine months ended December 31, 1996.

COST OF FOOD AND BEVERAGE The cost of food and beverage during the nine months ended December 31, 1997 and 1996 represent 29% and 31% of related sales, respectively. Cost of food and beverage during the nine months ended December 31, 1997 did not include costs derived from the Oh La La! Division and the Java Centrale Company-owned cafes since the disposition of these operating assets was completed during the nine months ended December 31, 1996, which represented 11% of the cost of food and beverage for the nine months ended December 31, 1996.

LABOR The cost of labor during the nine months ended December 31, 1997 and 1996 represents 35% and 36% of related sales, respectively. Labor during the nine months ended December 31, 1997, did not include costs derived from the Oh La La! Division and the Java Centrale Company-owned cafes since the disposition of these operating assets was completed

                          JAVA CENTRALE, INC. AND SUBSIDIARY



during the nine months ended December 31, 1996, which represented 34% of total labor for the nine months ended December 31, 1996.

DIRECT AND OCCUPANCY The cost of direct and occupancy costs during the nine months ended December 31, 1997 and 1996 represents 22% and 21% of related sales, respectively. Direct and occupancy costs during the nine months ended December 31, 1997 did not include costs derived from the Oh La La! Division and the Java Centrale Company-owned cafes since the disposition of these assets was completed during the nine months ended December 31, 1996, which represents 66% of the total direct and occupancy costs during the nine months ended December 31, 1996.


OTHER OPERATING COSTS

GENERAL AND ADMINISTRATIVE General and administrative expenses decreased 5% to $2,964,000 for the nine months ended December 31, 1997 as compared to $3,128,000 the nine months ended December 31, 1996. The primary components of this decrease consist of a decrease in personnel costs of $374,000, marketing of $80,000, travel and training costs of $96,000, investor relations of $80,000, and other costs associated with administration of $108,000. Additionally, there were increases in legal and accounting of $183,000, and consulting and professional services of $280,000.

OPERATING LOSS The Company's operating loss increased $394,000 to $2,411,000 during the nine months ended December 31, 1997 as compared to $2,017,000 during the nine months ended December 31, 1996. This increase is a result of the above described increases and decreases along with an increase in bad debt expense of $130,000, an increase of losses associated with cafe and cart closures of $387,000, an increase in settlement fee of $55,000, and an increase on the gain on sale of assets of $77,000. Of the bad debt, settlement and losses associated with cafe and cart closure, $647,000 is associated with the Java Centrale franchise system.

NET LOSS The Company's net loss increased to $3,441,000 during the nine months ended December 31, 1997 as compared to $2,160,000 during the nine months ended December 31, 1996. The net loss increase is primarily a result of the items described above in addition to a one-time, non-recurring adjustment to the GFF Common Stock. Additionally, there was an increase in interest expense and financing fees of $200,000, a decrease in interest income of $50,000 and an increase in other income of $90,000.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Since its incorporation in 1992, the Company's operations have required (rather than provided) cash every year. The Company reduced its use of cash for operations by $2,313,000 during the nine months ended December 31, 1997, as compared to the nine months ended December 31, 1996. The net cash used would have been increased by $303,000 if the Company did not receive note payments from two franchises during the nine months ended December 31, 1997. Since April 1996, the Company has relied on a series of short-term loans in the aggregate amount of $1,861,000, sale of assets totaling $1,556,000, the raising of $1,795,000 in equity through the exercising of Warrants and private equity placements to finance its continuing cash flow shortfalls. There can be no assurance that any similar financing, asset sales or equity placements will continue to be available to the Company in the future. Consequently, under current circumstances, the Company does not anticipate that it will be able to continue existing operations in the future unless it can obtain new short-term or long-term financing, raise new equity or execute a significant sale of assets. Additionally, there can be no assurances that the Company will be able to provide cash, rather than require cash, in the future nor provide similar financing to meet the cash demands of the Company. Currently the Company has a material working capital shortfall.

In April 1996, the Company received a series of short-term loans from Alta Petroleum, Inc. The remaining principal amount of these loans is $575,000. The loan has an interest rate of 16% and is currently due.

In April 1997, the Company received loan advancements from Baycor Venture, Inc., Gary C. Nelson, the Company's President and Chief Executive Officer, and Steven
J. Orlando, its then-Chief Financial Officer. As of December 31, 1997, Baycor Venture, Inc. deferred receipt of salary and expenses totaling $165,000, without interest. Gary C. Nelson loaned the Company $50,000 in exchange for a note secured by the Company's assets and interest at the rate of prime plus 2%, at December 31, 1997 the balance of this note was $30,000. Steven J. Orlando deferred salary for the period from December 1996 through March 1997 totaling $31,000; at December 31, 1997 the balance of this loan had been paid in full.

                          JAVA CENTRALE, INC. AND SUBSIDIARY



In November 1996, the Company completed a financing of $779,000 in long-term debt, pledging the assets of Paradise Bakery, Inc. The proceeds were used to retire notes totaling $680,000. Although this note is currently in default of certain financial covenants, it is current with the required monthly payments. The principal balance as of December 31, 1997 was $597,000.

During fiscal 1996, the Company issued, through private placements, convertible notes in the amount of $3,500,000. The first note, in the amount of $2,000,000, was due on December 15, 1997, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. The note was convertible into Common Stock of the Company after February 26, 1996, under certain terms and conditions. As of December 31, 1997, $1,000,000 had been converted into 1,846,394 shares of Common Stock. The remaining principal balance of $1,000,000 was restructured to remove the conversion feature in July 1997. The
restructured note is due April 1, 1998.   Paradise Bakery, Inc. Common Shares
have been pledged as collateral and $250,000 has been added to the principal balance of the note as consideration for the elimination of the conversion feature of the note.

The second series of notes, in the amount of $1,500,000, was due January 29, 1998, with interest payable quarterly, at the rate of 8% per year. These notes were convertible into Common Stock of the Company after April 12, 1996, under certain terms and conditions. As of July 11, 1997, the entire $1,500,000 had been converted into 3,851,029 Common Shares.

In August of 1997, the Company retained E.C. Capital Ltd. ("ECC"), a New York based investment-banking firm, to raise equity capital in a private offering (the "ECC Offering"). The Company issued to investors units consisting of 25,000 shares of Common Stock, 25,000 "A" and "B" Warrants. The "A" Warrants have a term of two years from the date of issuance and may be exercised to purchase shares of Common Stock at a per share exercise price of $1.60. The "B" Warrants have a three-year term and may be exercised to purchase shares of Common Stock at a price per share of $2.00. The offering price for each full
unit of the ECC Offering was $25,000.   All the Units offered have been sold,
including a total of 625,000 Common Shares and Warrants for the purchase of an additional 1,250,000 Common Shares, for net proceeds of $544,000. The issuance of the "A" and "B" Warrants were subject to approval by the Company's Board of Directors and shareholders of (i) an amendment to the Company's Articles of Incorporation increasing its authorized number of shares of Common Stock from 25,000,000 to 50,000,000, (ii) effecting a one for ten reverse stock split of the outstanding shares of Common Stock, and (iii) moving the Company's state of incorporation from California to Delaware. All of the above proposals were approved by the Company's shareholders at its annual meeting held November 25, 1997. The Company has agreed to pay ECC a 10% commission on all sales of units and a 3% non-accountable expense reimbursement. Additionally, the Company has issued to ECC 500,000 "A" and 500,000 "B" Warrants, as partial compensation for its efforts in completing the ECC Offering, for a total of 1,000,000 Warrants in all. The Company has also agreed to retain ECC as an advisor for the next three years at a fee of $3,000 per month and to pay ECC a 5% warrant solicitation fee for any of the investor Warrants which are exercised. The Company has also agreed not to raise debt or equity financing during this three-year period other than with consent of ECC and to allow a ECC designee to observe all meetings of the Company's Board of Directors. Further, all of the Company's officers and directors have executed lock-up agreements with ECC whereby they have agreed not to transfer, assign, sell or otherwise dispose of any of their Company shares, except with the consent of ECC, until at least one year after the effective date of the registration statement.

The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations. During the fiscal year ended March 31, 1996, the Company reduced administrative salaries, certain employee benefit costs, and marketing expenses. Since fiscal 1996, the Company has sold assets for proceeds of $1,556,000 in cash. Despite the sale (and possible future sales) of these assets, the Company does intend to operate Company-owned
locations.   The Company also completed a number of debt financing transactions and the sale of equity to meet its ongoing liquidity needs in the fiscal year ended March 31, 1997. Additionally during the nine months ended December 31, 1997, the Company utilized short-term loans and the exercise of Warrants in the amount of $226,000 to meet its ongoing liquidity needs.

Based on the Company's existing cost structure, and the Company's current and anticipated revenue streams, including the operating income and franchise sales expected to be produced by the Company's Paradise Bakery system, the Company cannot estimate that it will break even on cash flow in the current fiscal year. The Company does not expect to achieve profitability until after March 31, 1998 and then only if the Company's growth projections can be met and its cost structure remains stable. There can be no assurance that enough new franchises will be sold to provide the necessary liquidity, or that the Company's liquidity goals will be reached in the immediate future, if ever. The Company has certain debt obligations that are in default for non-compliance with financial covenants and non-payment to the scheduled required payments. These obligations have been classified as currently due in the financial statements and the Company cannot make any assurances as to the ultimate disposition of these debt obligations, which total approximately $3,340,000 as of February 1998. The Company's plan of operation to provide ongoing liquidity continues to include the sale of certain operating assets, the active pursuit of debt and equity and the restructure of debt. The Company can not make any assurance that this plan will be achieved. The Company has no available credit line.

                          JAVA CENTRALE, INC. AND SUBSIDIARY


PART II

ITEM 1.  LEGAL PROCEEDINGS

On March 30, 1995, the Company issued to Oh La La!, Inc, Debtor-in Possession, a promissory note in principal amount of $932,000 (the "Note"). The Note was convertible into shares of the Company's Common Stock, at its option and under certain circumstances. In September of 1995 the Company notified representatives of PSSS, Inc., successor in interest to Oh La La!, Inc., that the required circumstances had been met and that it intended to convert the note into shares of its Common Stock, and a number of shares sufficient to convert the outstanding principal balance of the Note was delivered to representatives of PSSS, Inc. In November of 1996, PSSS, Inc. notified the Company that it rejected the September 1995 conversion because the shares delivered to it were not sufficient to convert the then-outstanding interest due on the Note, and on May 28, 1997, PSSS, Inc. sent Java a formal demand letter for the immediate payment of the principal amount of the Note plus $123,000 in accrued interest to date of such letter. In August, 1997 PSSS, Inc. filed suit against the Company in the United States Bankruptcy Court, Northern District of California, asserting the tender of the above stock was not in compliance with the note agreement. The Company's management believes that the Company has substantial defenses to this suit and that the September 1995 conversion was within the provisions of the note and, on that basis believes that the ultimate disposition of the suit by PSSS, Inc. in this matter will not have a material adverse effect on the Company's financial condition or operating results.

In January 1998, the Company was served with notice of suit by California-Birch Associates, a California Limited Partnership. The suit is related to past due rent, mitigation and legal fees totaling $110,000 resulting from claimed losses from the abandonment of said premise by a Java Centrale franchisee who has filed for protection under the provisions of the United States Bankruptcy Court. The Company is a party to the lease of the premises and currently is in negotiation to settle this matter. The Company's management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or operating results.

In February 1998, the Company was served with notice of suit by Phoenix Leasing for past due lease payments, interest and penalties totaling $198,000. The lease was originated by a Maryland franchisee and is guaranteed by the Company. The franchisee is continuing operations. The Company believes that it will prevail upon the franchisee to renumerate Phoenix Leasing for all past due amounts. The Company's management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or operating results.
 .
ITEM 2.     CHANGES IN SECURITIES

     NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

DEFAULT ON NOTES/LOANS PAYABLE   The Company is in default on the payment of
interest due on a note payable in the aggregate principal amount of $417,000 and interest of $45,140 was due and payable on December 31, 1997. The Company has not received a demand for acceleration of payment. The principal holder of this note is Chart House Enterprises, Inc. A note receivable that is held by Paradise Bakery from a franchisee secures this note payable.

The Company's wholly-owned subsidiary, Paradise Bakery, Inc., is in default of certain financial covenants on a loan payable in the amount of $597,000. The Company has not received a demand for acceleration of payment. Monthly scheduled payments are current. The principal holder of this loan is Imperial Business Credit and is secured by substantially all of the assets of Paradise Bakery, Inc.

The Company is in default on payment of principal and interest due on a note payable in the aggregate principal amount of $575,000 and interest of $62,632. The Company has not received a demand for acceleration of payment. The principal holder of this note is Alta Petroleum, Inc. and the note is secured by the Common Stock of Paradise Bakery, Inc.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL SHAREHOLDERS MEETING At the Company's shareholders meeting, held on December 5, 1997, three new directors were elected, and one director was re-elected. One new director was elected chairperson, five proposals to amend the Company's Articles of Incorporation passed and Grant Thornton L.L.P. was ratified as the Company's independent accountants.

                          JAVA CENTRALE, INC. AND SUBSIDIARY



The vote was as follows:




 Issue                                                                                           In favor        Against/Withheld
---------------------------------------------------------------------------------------------------------------------------------

 Election of  directors
    Richard J. Crosby                                                                           12,086,068            148,300
    Philip E. Pearce                                                                            12,086,068            148,300
    Bradley B. Landin                                                                           11,716,896            517,472
    Gary C. Nelson                                                                              12,086,068            148,300

 Amendment to the Company's Articles of Incorporation
    Proposal  No.  2,  to  increase  the number of shares of Common Stock from 25,000,000 to
    50,000,000 - Passed                                                                         11,601,305            390,063

    Proposal No. 3 to create a new class of 25,000,000 shares of Preferred Stock - Passed
                                                                                                11,414,170            406,988

    Proposal  No. 4 to effect a one-for-ten reverse stock split of the company's outstanding
    shares of Common Stock - Passed                                                             11,601,305            595,198

    Proposal No. 5 to change the Company's state of incorporation to Delaware - Passed
                                                                                                11,459,020            550,348

 Accountant Ratification - Passed                                                               11,749,780            259,588




ITEM 5.   OTHER INFORMATION

       NONE.

ITEM 6.   EXHIBITS; REPORTS OF FORM 8-K

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

On January 16, 1998, the Company filed a Form 8-K in regards to the sale of the assets of the Java Centrale Franchise system to Massimo Da Milano, Inc.

                          JAVA CENTRALE, INC. AND SUBSIDIARY



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

                                   JAVA CENTRALE, INC.
                                       (Registrant)

Date:  February 13, 1997


                                   By:  /s/ Gary C. Nelson
                                      -------------------------------------
                                                Gary C. Nelson
                                      President and Chief Executive Officer



                                   By:  /s/ Jeffrey W. Dudley
                                      ------------------------------------
                                            Jeffrey W. Dudley, MS, CPA
                                      Vice President and Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)

                          JAVA CENTRALE, INC. AND SUBSIDIARY


                                 INDEX TO EXHIBITS

Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.


EXHIBIT             DESCRIPTION
NUMBER



11                  Statement re:  Computation of Per share Earnings (Loss)

27                  Financial Data Schedule