Form 10-Q/A
period 1997-12-31
JAVA CENTRALE INC /CA/
filed 1998-02-19
CIK 920528

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
------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
     Cash and cash equivalents                              $    584,000                      $    351,000
     Notes - current                                             260,000                           448,000
     Accounts receivable, net                                    477,000                           592,000
     Inventories                                                 229,000                           314,000
     Prepaid expenses and other                                  108,000                           397,000
------------------------------------------------------------------------------------------------------------
          Total current assets                                 1,658,000                         2,102,000
------------------------------------------------------------------------------------------------------------
 Property and equipment, net                                   2,235,000                         2,781,000
 Notes receivable                                                147,000                           990,000
 Notes receivable - officer                                      225,000                           241,000
 Deferred and other charges                                      216,000                           317,000
 Intangible assets                                             3,816,000                         4,041,000
 Investment in Good Food Fast Companies, Inc.                          -                           547,000
 Investment in Massimo Da Milano, Inc.                           400,000                                 -
------------------------------------------------------------------------------------------------------------
          Total assets                                      $  8,697,000                      $ 11,019,000
------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                       $  1,285,000                      $  1,124,000
     Accrued liabilities                                         901,000                           619,000
     Due to related parties                                      160,000                            44,000
     Short-term debt                                             250,000                                 -
     Current maturities of long-term debt                       ,052,000                         1,946,000
     Convertible debenture                                             -                         1,197,000
     Current capital lease obligation                             30,000                            28,000
------------------------------------------------------------------------------------------------------------
          Total current liabilities                            5,678,000                         4,958,000
------------------------------------------------------------------------------------------------------------
 Deferred revenues                                                35,000                           576,000
 Convertible debenture                                                 -                           249,000
 Capital lease                                                    81,000                            96,000
 Other liabilities                                                62,000                            70,000
 Stockholders' equity:
     Preferred Stock, no par, 25,000,000 shares authorized,
        No shares issued and outstanding                               -                                 -
     Common Stock, no par, 50,000,000 shares authorized,
        Issued and outstanding shares;  2,330,504 at          19,720,000                        18,508,000
        December 31, 1997 and 853,359 at March 31, 1997
     Accumulated deficit                                     (16,879,000)                      (13,438,000)
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                             2,841,000                         5,070,000
------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity          $  8,697,000                      $ 11,019,000
------------------------------------------------------------------------------------------------------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                          JAVA CENTRALE, INC. AND SUBSIDIARY


                        Consolidated Statements of Operations
                                     (UNAUDITED)




                                               Three months ended              Nine months ended
                                                   December 31,                   December 31,
                                                1997        1996                1997        1996
----------------------------------------------------------------------------------------------------
 Revenue:
   Company cafe sales                      $ 2,487,000   $3,152,000      $ 6,931,000    $10,708,000
   Franchise operations                         80,000       20,000          184,000        223,000
   Royalties                                   354,000      358,000          970,000        972,000
   Sales of equipment and supplies              18,000        9,000           51,000        117,000
----------------------------------------------------------------------------------------------------
      Total revenue                          2,939,000    3,539,000        8,136,000     12,020,000
----------------------------------------------------------------------------------------------------

 Cost of company sales:
   Food and beverage                           849,000       1,075,000     2,369,000      3,727,000
   Labor                                       852,000       1,117,000     2,408,000      3,862,000
   Direct and occupancy                        486,000         667,000     1,497,000      2,231,000
   Cost of equipment and supplies               12,000           6,000        36,000        108,000
   Depreciation                                121,000         112,000       361,000        433,000
   Other                                        21,000           5,000        63,000         96,000
----------------------------------------------------------------------------------------------------
      Total cost of company sales            2,341,000       2,982,000     6,734,000     10,457,000
----------------------------------------------------------------------------------------------------

 General and administrative                    903,000       1,015,000     2,964,000      3,128,000
 Depreciation and amortization                 103,000          89,000       310,000        408,000
 Loss associated with cafe closure             159,000         119,000       634,000        247,000
 Bad debt expense                                7,000               -       130,000              -
 Settlement expense                                  -               -        55,000              -
 Gain on sale of assets                       (280,000)       (167,000)     (280,000)      (203,000)
----------------------------------------------------------------------------------------------------

 Operating loss                               (294,000)       (499,000)   (2,411,000)    (2,017,000)
----------------------------------------------------------------------------------------------------

 Other income (expense)
   Loss on investment                         (547,000)              -      (547,000)             -
   Interest expense and financing fees        (263,000)       (217,000)     (595,000)      (395,000)
   Interest income                               5,000          46,000        96,000         48,000
   Other income                                 52,000          20,000        66,000        156,000
----------------------------------------------------------------------------------------------------

 Net loss                                  $(1,047,000)    $  (648,000) $ (3,441,000)   $(2,160,000)
----------------------------------------------------------------------------------------------------

 Net loss per weighted average equivalent
   Common Share outstanding                $     (0.48)    $     (0.50)  $     (2.64)   $     (1.98)

 Equivalent Common Shares outstanding        2,200,506       1,283,636     1,301,332      1,092,014
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

OH LA LA! DIVISION In December 1996, the Company sold the assets of its Oh La La! Division to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of Preferred Stock and a $750,000 convertible note receivable due in 1999. In March 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 Preferred Shares for 233,333 shares of Common Stock, accelerate a payment of $145,000 due under the note receivable to May 1997, and convert the remaining $355,000 balance of the note into 40,000 shares of GFF Common Stock. As of December 31, 1997, the Company determined that it is more likely than not, that the value of these shares will not be realized, and has accordingly, recorded an adjustment of $547,000.

JAVA CENTRALE COMPANY-OWNED CAFES In July 1996, the Company sold the assets of a Java Centrale cafe to a new franchisee for a $150,000 note receivable. The Company recorded a loss on the sale of assets for $3,400 during the nine months ended December 31, 1996.

In August 1996, the Company sold the assets of two Java Centrale cafes to one franchisee for $304,000 in notes receivables and recorded a loss on the sale of assets for $2,000 during the nine months ended December 31, 1996.

PARADISE BAKERY & CAFE COMPANY-OWNED CAFES In May 1996 the Company sold the assets of two Paradise Bakeries for $300,000 in cash and a note receivable of $147,000. The Company recorded a loss on the sale of assets of $52,000 during the nine months ended December 31, 1996.

NOTE 3.  STOCKHOLDERS' EQUITY

CONVERTIBLE DEBENTURES   The Company issued, through private placements,
convertible notes in the amount of $3,500,000. The first note, in the amount of $2,000,000, was due on December 15, 1997, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. The note was convertible into Common Stock of the Company after February 26, 1996, under certain terms and conditions. As of December 31, 1997, $1,000,000 had been converted into 184,639 shares of Common Stock. The remaining principal balance of $1,000,000 was restructured to remove the conversion feature in July 1997. The restructured note is due no later than April 1, 1998.
Paradise Bakery, Inc. Common Shares have been pledged as collateral and $250,000 has been added to the principal balance of the note as consideration for the elimination of the conversion feature of the note. At December 31, 1997, the balance of this note was $1,448,000. During July 1997 and December 1997, the Company issued Warrants to purchase 25,000 and 20,000 shares of the Company's Common Stock, respectively. These Warrants were exercised in February 1998 for proceeds of $81,000.

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

FRANCHISE OPERATIONS Franchise operations revenue is derived from recognition of franchise fees when either a new franchise has opened, a cancellation has occurred, or franchise ownership transfers. Franchise fees generated revenues of $80,000 during the quarter ended December 31, 1997, as compared to, $20,000 for the quarter ended December 31, 1996, an increase of $60,000. Franchise operations revenues from the Paradise Bakery and Cafe system represents 25% of the revenues recognized during the quarter ended December 31, 1997. This increase is primarily a result of recognized franchise fees from the increased franchise cafes openings and forfeitures as represented in the chart below:


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

                                                   Quarter Ended
                                                    December 31,
                                                1997            1996
--------------------------------------------------------------------------------
Java Centrale                                   $92,000         $114,000

Paradise Bakery                                $262,000         $244,000

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

                          JAVA CENTRALE, INC. AND SUBSIDIARY


NET LOSS The Company's net loss increased to $1,047,000 during the quarter ended December 31, 1997, as compared to $648,000 during the quarter ended December 31, 1996. The increase in net loss is primarily a result of the items described in the operating loss above, in addition to a one-time, non-recurring adjustment to the GFF Common Stock amounted to $547,000, See note 2 to the financial statements. Additionally, there was an increase in interest expense and financing fees of $46,000, a decrease in interest income of $43,000 and an increase in other income of $34,000.

NINE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

REVENUE

Total revenue was $8,136,000 for the nine months ended December 31, 1997, as compared to $12,020,000 for the nine months ended December 31, 1996. Revenue during the nine months ended December 31, 1997 did not include $3,606,000 in revenue derived from both the Company-owned Java Centrale cafes and the Oh La La! Division, since the disposition of these operating assets was completed during the nine months ended December 1996. (See note 2 to the financial statements)

COMPANY Cafe Company cafe sales represented 85% and 89% of the Company's revenues during the nine months ended December 31, 1997 and 1996, respectively. The revenues from the Paradise Bakery and Cafe system decreased 3% during the nine months ended December 31, 1997, as compared to the nine months ended December 31, 1996. Revenue during the nine months ended December 31, 1997 did not include revenue derived from the Company-owned cafes and the Oh La La! Division since the dispositions were completed during the nine months ended December 31, 1996, which represented 32% of the revenues for the nine months ended December 31, 1996.

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

                                                 Nine Months Ended
                                                    December 31,
                                                1997            1996
--------------------------------------------------------------------------------
Java Centrale                                  $272,000         $330,000

Paradise Bakery                                $698,000         $642,000



COST OF COMPANY SALES

Total cost of company sales were $6,734,000 for the nine months ended December 31, 1997, as compared to $10,457,000 for the nine months ended December 31, 1996, a decrease of 36%. The nine months ended December 31, 1997 did not include $3,196,000 in costs associated with the Company-owned cafes and Oh La La! Division since the disposition of these operating assets was completed during the nine months ended December 31, 1996.

COST OF FOOD AND BEVERAGE The cost of food and beverage during the nine months ended December 31, 1997 and 1996 represent 29% and 31% of related sales, respectively. Cost of food and beverage during the nine months ended December 31, 1997 did not include costs derived from the Oh La La! Division and the Company-owned cafes since the disposition of these operating assets was completed during the nine months ended December 31, 1996, which represented 11% of the cost of food and beverage for the nine months ended December 31, 1996.

LABOR The cost of labor during the nine months ended December 31, 1997 and 1996 represents 35% and 36% of related sales, respectively. Labor during the nine months ended December 31, 1997, did not include costs derived from the Oh La La! Division and the Company-owned cafes since the disposition of these operating assets was completed

                          JAVA CENTRALE, INC. AND SUBSIDIARY



during the nine months ended December 31, 1996, which represented 34% of total labor for the nine months ended December 31, 1996.

DIRECT AND OCCUPANCY The cost of direct and occupancy costs during the nine months ended December 31, 1997 and 1996 represents 22% and 21% of related sales, respectively. Direct and occupancy costs during the nine months ended December 31, 1997 did not include costs derived from the Oh La La! Division and the Company-owned cafes since the disposition of these assets was completed during the nine months ended December 31, 1996, which represents 66% of the total direct and occupancy costs during the nine months ended December 31, 1996.

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

NET LOSS The Company's net loss increased to $3,441,000 during the nine months ended December 31, 1997 as compared to $2,160,000 during the nine months ended December 31, 1996. The net loss increase is primarily a result of the items described above in addition to a one-time, non-recurring adjustment to the GFF Common Stock of $547,000, see note 2 to the financial statements. Additionally, there was an increase in interest expense and financing fees of $200,000, a decrease in interest income of $50,000 and an increase in other income of $90,000.

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

                          JAVA CENTRALE, INC. AND SUBSIDIARY



In November 1996, the Company completed a financing with Imperial Credit of $779,000 in long-term debt, pledging the assets of Paradise Bakery, Inc. The proceeds were used to retire notes totaling $680,000. Although this note is currently in default of certain financial covenants, it is current with the required monthly payments. The principal balance as of December 31, 1997 was $597,000.

During fiscal 1996, the Company issued, through private placements (see note
2 to the financial statements), convertible notes in the amount of $3,500,000.
 The first note, in the amount of $2,000,000, was due on December 15, 1997, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. The note was convertible into Common Stock of the Company after February 26, 1996, under certain terms and conditions. As of December 31, 1997, $1,000,000 had been converted into 1,846,394 shares of Common Stock.
The remaining principal balance of $1,000,000 was restructured to remove the conversion feature in July 1997. The restructured note is due April 1, 1998. Paradise Bakery, Inc. Common Shares have been pledged as collateral and $250,000 has been added to the principal balance of the note as consideration for the elimination of the conversion feature of the note.

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

The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's operations. During the fiscal year ended March 31, 1996, the Company reduced administrative salaries, certain employee benefit costs, and marketing expenses. Since fiscal 1996, the Company has sold assets for proceeds of $1,556,000 in cash. Despite the sale of these assets, and possible future sales of these assets relating to Paradise
Bakery, the Company does intend to operate Company-owned locations.   The
Company also completed a number of debt financing transactions and the sale of equity to meet its ongoing liquidity needs in the fiscal year ended March 31, 1997. Additionally during the nine months ended December 31, 1997, the Company utilized short-term loans and the exercise of Warrants in the amount of $226,000 to meet its ongoing liquidity needs.

During the last quarter of calendar 1997 the Company issued the following Common Stock Purchase Warrants: (a) 1,125,000 "Class A" warrants, each representing the right to purchase one share of common stock for $1.60 per share, (b) 1,125,000 "Class B" warrants, each representing the right to purchase oen share of common stock for $2.00 per share, (c) 1,260,000 warrants each representing the right to purchase one share of stock at $0.50 per share, and (d) 45,000 warrants each representing the right to purchase one share of common stock at $1.80 per share. If all of these Warrants are duly exercised in accordance with their terms the Company will receive $4,761,000, in total. The Company has to date received a total of $231,000 through such Warrants exercises, and anticipates further exercises in the near future. The Company is relying on the exercise of most, if not all, of these Warrant exercises to eliminate a substantial portion of its current debt and allow it to pursue its other financing objectives.

Based on the Company's existing cost structure, and the Company's current and anticipated revenue streams, including the operating income and franchise sales expected to be produced by the Company's Paradise Bakery system, the Company cannot estimate that it will break even on cash flow in the current fiscal year. The Company does not expect to achieve profitability until after March 31, 1999 and then only if the Company's growth projections can be met and its cost structure remains stable. There can be no assurance that enough new franchises will be sold to provide the necessary liquidity, or that the Company's liquidity goals will be reached in the immediate future, if ever. The Company has certain debt obligations that are in default for non-compliance with financial covenants and non-payment to the scheduled required payments. These obligations have been classified as currently due in the financial statements and the Company cannot make any assurances as to the ultimate disposition of these debt obligations, which total approximately $3,340,000 as of February 1998. The Company's plan of operation to provide ongoing liquidity continues to include the sale of certain operating assets, the active pursuit of debt and equity and the restructure of debt. The Company can not make any assurance that this plan will be achieved. The Company has no available credit line.

                          JAVA CENTRALE, INC. AND SUBSIDIARY


PART II

ITEM 1.  LEGAL PROCEEDINGS

On March 30, 1995, the Company issued to Oh La La!, Inc, Debtor-in Possession, a promissory note in principal amount of $932,000 (the "Note"). The Note was convertible into shares of the Company's Common Stock, at its option and under certain circumstances. In September of 1995 the Company notified representatives of PSSS, Inc., successor in interest to Oh La La!, Inc., that the required circumstances had been met and that it intended to convert the note into shares of its Common Stock, and a number of shares sufficient to convert the outstanding principal balance of the Note was delivered to representatives of PSSS, Inc. In November of 1996, PSSS, Inc. notified the Company that it rejected the September 1995 conversion because the shares delivered to it were not sufficient to convert the then-outstanding interest due on the Note, and on May 28, 1997, PSSS, Inc. sent Java a formal demand letter for the immediate payment of the principal amount of the Note plus $123,000 in accrued interest to date of such letter. In August, 1997 PSSS, Inc. filed suit against the Company in the United States Bankruptcy Court, Northern District of California, asserting the tender of the above stock was not in compliance with the note agreement. The Company's management believes that the Company has substantial defenses to this suit and, on that basis believes that the ultimate disposition of the suit by PSSS, Inc. in this matter will not have a material adverse effect on the Company's financial condition or operating results.

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

In February 1998, the Company was served with notice of suit by Phoenix Leasing for past due lease payments, interest and penalties totaling $198,000. The lease was originated by a Maryland franchisee and is guaranteed by the Company. The franchisee is continuing operations. The Company believes that it will prevail upon the franchisee to renumerate Phoenix Leasing for all past due amounts. On the basis of its anticipated success in persuading the franchisee to resolve this issue, the Company's management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES

(a) At the Company's Annual Shareholders' Meeting held on November 25, 1997, the shareholders approved amendments to the Company's Articles of Incorporation which would (i) increase the Company's authorized number of shares of common stock from 25,000,000 to 50,000,000, (ii) effect a one for ten reverse stock split of the outstanding shares of common stock, and (iii) create a new class of 25,000,000 shares of "blank check" preferred stock, in replacement of the existing class of preferred stock (no shares of which were then outstanding) which was eliminated. Effective December 19, 1997, the Company's Articles of Incorporation were duly amended to implement each of the foregoing amendments. The effect of these amendments was to reduce the number of currently outstanding shares by 90%, to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares (on a post-split basis), and to replace the old preferred stock with a new class of 25,000,000 shares of "blank check" preferred stock.

(b)  Not Applicable.

(c) During the last quarter of calendar 1997 the Company issued, in a private offering limited to sixteen investors, 625,000 shares of its common stock, and warrants to purchase an additional 1,250,000 shares. In a related transaction, warrants to purchase 1,000,000 shares of common stock were issued to E.C. Capital, Ltd., the Placement Agent for that private offering, as partial compensation for its services as Placement Agent. The aggregate offering price for the shares of common stock and warrants so issued was $625,000; the aggregate underwriting discounts and commissions associated therewith were $62,500. Additionally, during this period the Company also issued warrants to purchase an additional 1,305,000 shares of common stock in a series of privately negotiated transactions with three other investors. These shares and warrants were initially issued without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon Section 4(2) of the Act and pursuant to Regulation D thereunder. The shares of common stock so issued, and the shares of common stock underlying the warrants so issued, were subsequently registered with the Commission on a Form SB-2 Registration Statement (Registration No. 333-43343) which became effective February 10, 1998. The Company hereby incorporates by reference into this Item 2(c) those portions of the text of the said Registration Statement which appear under the captions "Selling Shareholders" and "Description of the Warrants", copies of which are attached hereto as Exhibit 99.

(d)  Not Applicable.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL SHAREHOLDERS MEETING At the Company's shareholders meeting, held on November 25, 1997, three new directors were elected, and one director was re-elected. One new director was elected chairperson, five proposals to amend the Company's Articles of Incorporation passed and Grant Thornton L.L.P. was ratified as the Company's independent accountants.

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


EXHIBIT             DESCRIPTION
NUMBER



11                  Statement re:  Computation of Per share Earnings (Loss)

27                  Financial Data Schedule

99                  Selling Shareholders and Description of Warrants