Form 10-K
period 1998-03-31
PARADISE HOLDINGS INC
filed 1998-06-30
CIK 920528

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

 [X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                                        1934
                                   (FEE REQUIRED)

                     For the fiscal year ended March 31, 1998 or

    [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
                                  (NO FEE REQUIRED)

                     For the transition period from:         to

                          Commission file number:  1-12932

                              PARADISE HOLDINGS, INC.
                             -------------------------
              (Exact number of Registrant as specified in its charter)

                   Delaware                              68-0412009
                ---------------                        ---------------
        (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)                Identification No.)

    1610 Arden Way, Suite 145, Sacramento, California             95815
    -------------------------------------------------           ----------
       (Address of principal executive officers)                (Zip Code)

       Registrant's telephone number, including area code:  (916) 568-2310

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

The aggregate market value of the Registrant's common stock held by non-affiliates as of June 22, 1998 (based on the closing sale price of the Common Stock on the National Association of Securities Dealers Automated Quotation System) was $15,804,974.

       As of June 22, 1998 there were outstanding 4,133,004 shares of the
                            Registrant's Common Stock.


TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
 PART I
---------------------------------------------------------------------------------------------------------------
    Item 1.     Business                                                                                     3
                     GENERAL DEVELOPMENT OF BUSINESS                                                         3
                     RECENT DEVELOPMENTS                                                                     4
                     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS                                           7
                     NARRATIVE DESCRIPTION OF BUSINESS                                                       7
    Item 2.     Descriptions of property                                                                    14
    Item 3.     Legal proceedings                                                                           14

 PART II
---------------------------------------------------------------------------------------------------------------
    Item 5.     Market for the Company's Common Equity and Related Stockholder Matters                      17
    Item 6.     Selected Financial Data                                                                     17
    Item 7.     Management's Discussion and Analysis of Financial Condition and Results of                  18
                Operations
                     GENERAL                                                                                19
                     RESULTS OF OPERATIONS                                                                  20
                     LIQUIDITY AND CAPITAL RESOURCES                                                        25
    Item 8.     Financial Statements and Supplementary Data                                                 28
    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial                   52
                Disclosure

 PART III
---------------------------------------------------------------------------------------------------------------
    Item 10.    Directors and Executive Officer of the Registrant                                           54
    Item 11.    Executive Compensation                                                                      56
                     EXECUTIVE COMPENSATION                                                                 56
                     COMPENSATION PURSUANT TO PLANS                                                         56
                     EMPLOYMENT AGREEMENTS                                                                  58
                     COMPENSATION OF DIRECTORS                                                              60
                     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION            60
                     DECISIONS
    Item 12.    Security Ownership of Certain Beneficial Owners and Management                              60
    Item 13.    Certain Relationships and Related Transactions                                              61

 PART IV
---------------------------------------------------------------------------------------------------------------
    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                             64
                     FINANCIAL STATEMENTS                                                                   64
                     FINANCIAL STATEMENT SCHEDULES                                                          64
                     CURRENT REPORTS ON FORM 8-K                                                            64



THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, WHICH ARE INCLUDED AS PART HEREOF. PARTS OF THIS ANNUAL REPORT MAY CONTAIN FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. IN THIS REPORT, THE WORDS "ANTICIPATE(S)," "BELIEVE(S)," "EXPECT(S)," "INTEND(S)," "FUTURE," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS, EITHER DUE TO SUCH RISKS AND UNCERTAINTIES OR TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS THAT MAY BE FOUND HEREIN, SINCE SUCH STATEMENTS REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.



PART I
------------------------------------------------------------------------------
In this Form 10-K, unless the context otherwise requires the "Company" refers to Paradise Holdings, Inc., a Delaware corporation, its wholly owned subsidiary Paradise Bakery, Inc., a Delaware corporation ("PBI"), and its predecessor corporate entity Java Centrale, Inc., a California corporation ("Java"). Paradise Holdings, Inc. was incorporated May 12, 1998 and Java Centrale, Inc., which was originally incorporated on March 5, 1992, was merged into it effective as of May 8, 1998.


ITEM 1.  BUSINESS


GENERAL DEVELOPMENT OF BUSINESS

The Company (then Java Centrale, Inc.) operated as a development stage enterprise through the end of its fiscal year ended March 31, 1993, commencing principal and continuing operations in April of 1993. Effective as of May 8, 1998, Java merged with and into Paradise Holdings, Inc., a wholly owned subsidiary created for the purpose of the merger, in a transaction designed to change the Company's state of incorporation from California to Delaware.

The Company has always operated in the food and beverage industry, originally through its chain of Company-owned and franchised Java Centrale coffee cafes, carts, and kiosks. In March of 1995 the Company acquired a related line of coffee cafes which operated as an unincorporated division under the brand name Oh-La-La! In December of 1995 and January of 1996 the Company acquired the Paradise Bakery & Cafe system, which included Company owned and franchised bakery cafes.

Due to the Company's continuing need for funds, and the losses experienced in both the Java Centrale system and the Paradise Bakery system, the Company sold its Oh-La-La! System (and related assets) in December of 1996, and its Java Centrale system (and related assets) in December of 1997.

The Company is currently a holding company, with a majority of its assets held in its wholly owned subsidiary, PBI. Through its PBI subsidiary, the Company currently operates and franchises bakery cafes in eight Western States.

The Company has never made a profit in any year since its formation, and the Company's net losses have grown during each of the most recent three fiscal years. As a result of these continuing losses and the Company's inability to develop the capital needed to allow it to grow its Paradise Bakery system to profitable levels, the Company's Board of Directors has decided that the best available alternative reasonably open to the Company is to sell the assets of its wholly owned subsidiary, PBI, and focus the Company's business in another (as yet undetermined) direction, most likely outside the food and beverage industry. After reviewing its available alternatives, on May 12, 1998, the Company entered into a Letter of Intent with AFC Enterprises, Inc., a Minnesota corporation ("AFC") pursuant to which the Company proposes to sell all of the assets associated with its Paradise Bakery system, including both its Company-owned and franchised outlets, as more fully described below. The sale of these assets would leave the Company without any significant operating assets until another acquisition or merger could be completed. The Company is currently in the process of implementing this new divestiture strategy and consequently has entered into two letters of intent, one to sell its PBI operating assets and one to acquire a company outside the food and beverage industry (see "PURCHASE OF CERTAIN ASSETS OF AXXESS, INC.").

Although the Company has entered into a letter of intent to acquire a Company outside the food and beverage industry, there is no assurance that this transaction will take place, thus the Company continues to seek additional and/or alternative acquisition and/or merger candidates outside the food and beverage industry.


RECENT DEVELOPMENTS

SALE OF THE COMPANY'S JAVA CENTRALE SYSTEM OF COFFEE CAFES

On December 31, 1997, the Company sold substantially all of the assets of the Java Centrale franchise system to Massimo Da Milano, Inc. ("MDMI"). These assets consisted of 20 franchised cafes and one Company-owned cafe. Consideration received by the Company was $1,000,000 in a combination of future royalties to be received by MDMI and credits from purchases by the Company from MDMI's wholesale bakery operation and 5,000,000 Common Shares of MDMI.

PROPOSED SALE OF SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS - - LETTER OF INTENT WITH AFC

On May 12, 1998, the Company signed a conditional letter of intent for the sale of the assets of its PBI operations to AFC Enterprises of Atlanta, Georgia ("AFC"). Consideration will consist of $5,000,000 in cash and potentially an additional $2,000,000, in the form of either cash or stock in AFC (at the Company's discretion), to be based on an earn-out period tied to store level contributions. The earn-out period would commence one year after the closing date, and would extend for a full year. The Company would be entitled to the additional compensation if the Paradise Bakery system (including both franchised and franchisor-owned locations) earns at least $3,000,000 in net profits (before income taxes, depreciation, and certain other expenses) during this one-year earn-out period. To date, the Paradise Bakery system has never reached that level of profitability and would require an increase in operating units to achieve this level. The sale would include all of the Company-owned Paradise cafes as well as its franchised Paradise operations and related commissary. The transaction is to be structured as an asset purchase, to include all of the assets of the Company's wholly owned operating subsidiary, PBI. Certain of PBI's liabilities would also be assumed, including primarily those arising under its franchise agreements and real estate leases.

The conditions to closing the transaction include: completion of a satisfactory due diligence review by AFC; receipt of all necessary consents from the Boards of the Company and AFC, and any other necessary third parties, including approval by the Company's shareholders, negotiation of a mutually acceptable asset purchase agreement; and receipt of a favorable fairness opinion.

The parties have agreed to work towards a closing date during August 1998. Prior to that date, the Company has agreed not to solicit or initiate discussions or negotiations with any other party regarding a sale of its Paradise Bakery assets. Under the terms of the letter of intent between the Company and AFC, in the event that an Asset Purchase Agreement is eventually signed it will include a "break-up fee," pursuant to which the Company could be required to pay AFC $500,000 if the asset sale transaction is not consummated for any reason (other than a default by AFC) and the Company then sells the Paradise Bakery system to any other party, for the same or a higher price, during the following calendar year.

The Company is currently in the process of completing the necessary due diligence reviews and negotiating the terms of the final asset purchase agreement. As of the date of this Annual Report, AFC has completed a substantial amount of its due diligence review. However, a number of technical and substantive issues with respect to the proposed Asset Purchase Agreement remain to be worked out between the Company and AFC. Because of the conditional nature of the letter of intent, and because some of the conditions to closing the foregoing transactions are not within the Company's control, there can be no assurance that this transaction will in fact take place, or if it does, that the final terms of such a transaction will not vary, in material respects, from those disclosed above.

PROPOSED PURCHASE OF CERTAIN ASSETS OF PARADISE BAKERIES OF TULSA, INC.

In conjunction with the above asset sale, the terms of the transaction include seven stores of Paradise Bakeries of Tulsa, Inc. ("Tulsa") as company owned.
The Company has been negotiating with Tulsa to acquire these stores. The transaction would be an asset purchase and would include the assumption of approximately $140,000 in notes payable by the Company and the issuance of approximately 143,000 restricted Common Shares of the Company to Tulsa. Because some of the conditions to closing the foregoing transaction are not within the Company's control, there can be no assurance that this transaction will in fact take place, or if it does, that the final terms of such a transaction will not vary, in material respects, from those disclosed above. In the event that this transaction does not close, it is uncertain at this time what impact there would be on the above transaction with AFC.

PROPOSED PURCHASE OF CERTAIN ASSETS OF AXXESS, INC.

On May 15, 1998, the Company signed a conditional letter of intent to purchase the Internet publications known collectively as the "FinancialWeb" from Axxess, Inc. of Altamonte Springs, Florida. The FinancialWeb family of investor sites are distributed over the Internet and include free real-time quotes; technical analysis, charting and portfolio analysis; news and market data; fundamental research; recommendations and analysis from Wall Street; financial humor; EDGAR filings; investigative reporting; short selling strategies and a site devoted to the Small Cap market or derive income from banner advertising sales, syndication of editorial content, licensing of data and technology, list rentals and sales of premium services.

The transaction is expected to be structured as an asset purchase. The assets to be acquired by the Company include various domain names, technology, hardware, software, trademarks, clients, customers, etc. Additionally, the Company would assume certain contractual obligations with respect to data and technology providers, and key programmers and consultants necessary to the operation of the web sites. The purchase price is to be a combination of $750,000 in cash and 2,000,000 shares of the Company's Common Stock, payable at closing, plus an additional 2,000,000 shares of Common Stock if a specified number of additional websites are open and operating as of one year after the closing, and the average daily traffic of page impressions on the "FinancialWeb" websites being acquired increases to certain specified benchmarks.

The closing of this transaction is subject to the completion of a due diligence review by the Company; receipt of all requisite board, shareholder and other approvals; and the negotiation of a mutually acceptable asset purchase agreement. In the meantime, Axxess has agreed not to initiate any discussions or negotiations with any third parties regarding the sale of the FinancialWeb family of web sites and the related assets.

At the present time, the Company has experienced delays in completing its due diligence review of Axxess. The Company is awaiting financial statements prepared by Axxess' independent accountants, and due to the time and personnel requirements created by the AFC transaction described above and the Company's normal operational requirements, thus, the Company has not formed a firm assessment of the likelihood of its proceeding to a closing of this transaction. Considering both the conditional nature of the letter of intent, and some of the conditions to closing, the foregoing transactions are not within the Company's control and there can be no assurance that this transaction will in fact take place, or if it does that the final terms of such a transaction will not vary, in material respects, from those disclosed above. Due to the above status of this proposed transaction, the Company's Board of Directors continues to seek additional and/or alternative acquisition and/or merger candidates outside the food and beverage industry.

CHANGE IN STATE OF INCORPORATION AND CORPORATE NAME

Effective as of May 8, 1998, the Company changed its state of incorporation from California to Delaware through a merger of Java Centrale, Inc., the Company's prior corporate entity ("Java"), into its wholly-owned subsidiary Paradise Holdings, Inc., a Delaware corporation which was created for the sole purpose of the re-incorporation ("Paradise"). As a result of the re-incorporation, the Company formally changed its name from Java Centrale, Inc. to Paradise Holdings, Inc. and Java ceased to exist as a corporate entity. Paradise survived the merger as the Company's current corporate entity, with all of the rights and properties, and all of the liabilities and obligations, of Java, and each outstanding share of Java's no par value Common Stock immediately prior to the merger was exchanged for and converted into one fully-paid and non-assessable share of Common Stock of Paradise, $.001 par value per share. The merger and reincorporation were approved by the Company's shareholders at its 1997 Annual Meeting. Consummation of the merger and re-incorporation has not resulted in the transfer of assets from Java, Paradise, or any of their subsidiaries, or altered the Company's headquarters location or management.

FINANCIAL STATUS OF THE COMPANY

Since its inception, the Company has never earned a profit, and the Company's operations have required, rather than provided, cash each year. In order to meet these cash requirements, the Company has from time to time sold Common Stock, borrowed short-term, sold Company assets and issued convertible debt, among other strategies. The Company's net loss for the fiscal years ended March 31, 1998, 1997 and 1996 were $6,890,000, $5,326,000 and $3,966,000, respectively. There can be no assurance that similar losses will not continue or increase in the future, or that the Company will become profitable in the future.

In recent months, the Company's Board of Directors has undertaken a comprehensive review of its business plan and strategic direction, including the potential for a new public or private financing, merger with or the acquisition of other companies, and the possible sale or merger of the Company's wholly owned subsidiary, PBI. After consideration of the Company's financial position and the alternatives available to it, the Company's Board of Directors has concluded that its best available alternative is to sell its PBI assets, including all of its Company-owned and franchised cafes, and focus the Company's business in another direction, most likely outside the food and beverage industry. The sale of the PBI assets would leave the Company without any significant operating assets until another acquisition or merger could be completed. The Company is currently in the process of implementing this new divestiture strategy (see "PROPOSED SALE OF SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS - - LETTER OF INTENT WITH AFC" and "PROPOSED PURCHASE OF CERTAIN ASSETS OF AXXESS, INC." above).

The Company's management anticipates that these or similar transactions, coupled with the successful completion of the Company's recent private placement of Common Stock and Stock Purchase Warrants and the exercise of the underlying warrants described elsewhere herein (see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - LIQUIDITY AND CAPITAL RESOURCES" below), should improve the Company's liquidity and provide the Company with the opportunity to attract other capital resources. Until the warrants are exercised or some other source of funding is obtained, however, there can be no assurance that these events will occur and the Company will continue to have a material working capital shortfall.

NASDAQ SMALL CAP LISTING RISKS

The Company's common stock is currently listed for trading on the NASD SmallCap Market On February 23, 1998, the NASD adopted a number of changes to its listing and maintenance criteria for companies quoted on the NASDAQ SmallCap Market.

The NASD's new rules require, among other things, that the minimum bid price for any stock quoted on that market is $1.00; if the minimum bid price for a listed company's stock should drop below $1.00 for a material period of time, it would become eligible for delisting from the NASDAQ SmallCap Market List. Under the NASD's revised rules, if the daily minimum bids for the Company's Common Stock do not remain above a $1.00 per share, the Company may need to consider effectuating another reverse stock split or take some other corporate action in order to be confident of its continuing ability to meet the NASD's new minimum bid requirements in this respect. The Company has been in compliance with this rule since February 23, 1998.

Another of the new criteria adopted by the NASD, is that companies having securities listed on the SmallCap Market maintain at least one of the following: either (a) net tangible assets of $2,000,000, or (b) a market capitalization of $35,000,000, or (c) annual net income for two of the previous three years of at least $500,000. The Company currently does not currently meet any of these criteria. However, as a result of its capital raising efforts, including the exercise of warrants described elsewhere herein, the completion of the Paradise Bakery system sale, and the acquisition of the assets of Axxess, Inc. (or the completion of a similar transaction), the Company anticipates that it will meet the net tangible assets criteria above by the end of calendar 1998.

NASDAQ also requires that listed companies have at least two outside Board of Director memebers. On May 12, 1998, the Company's Chairman of the Board, Richard S. Crosby, resigned leaving the Company with one outside Director. The Board is currently seeking a replacement to fill this vacancy.

In the event the Company is unable to continue to meet the listings criteria adopted by the NASD, the Company's Common Stock could ultimately be de-listed from the NASDAQ SmallCap Market List. In such an event, the trading market for its Common Stock would immediately become far less liquid than it is at present.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Not applicable.

NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

As it is presently constituted, the Company operates and franchises upscale bakery cafes under the trade name Paradise Bakery and Cafes, through its wholly owned subsidiary, Paradise Bakery, Inc. The Paradise Bakery system has developed a brand identity of quality over its 22 years of existence, and it uses only high quality ingredients in preparing its food products. Freshly baked cookies, muffins and croissants have been, the signature products at the Paradise Bakery cafes.

OPERATIONS

The Paradise Bakery system includes cafes at 50 locations in Hawaii, California, Arizona, Oregon, Washington, Colorado, Oklahoma and Texas. Of these, highly visible sites include those at the Phoenix Airport, Scottsdale Fashion Square, and in the ski resorts of Aspen and Snowmass. Both Company and Franchisee-owned cafes seek to capture "prime" high-traffic locations such as shopping malls, airports, and upscale recreational/tourist areas.

As of March 31, 1998, the Company operates one brand, Paradise Bakery and Cafe, under the Company's wholly owned subsidiary, Paradise Bakery, Inc. However for nine months of the fiscal year, the Company operated under two brands: Java Centrale, which was sold on December 31, 1997 (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS"), and Paradise Bakery and Cafe. As of March 31, 1997, the Company operated under two brands: Java Centrale and Paradise Bakery and Cafe. Whereas for nine months of the fiscal year March 31, 1997, the Company operated three brands: Java Centrale, Paradise Bakery and Cafe, and Oh La La!, a division of Java Centrale, which was sold in December 1996 (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS").

The following table set forth the Company's operations at March 31, 1998, 1997, 1996, 1995 and 1994:


                         Operating Units as of March 31,
-------------------------------------------------------------------------------
                           Company                          Franchised
               -------------------------------   ------------------------------
                 1998  1997  1996  1995   1994     1998  1997  1996  1995   1994
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
 Java Centrale     -     1     9     4     1         -    30    28    22     6
 Paradise  Bakery
 & Cafe           15    16    18     -     -        35    33    33     -     -
 Oh La La!         -     -    13    13     -         -     -     -     -     -
-------------------------------------------------------------------------------
 Total            15    17    40    17     1        35    63    61    22     6
-------------------------------------------------------------------------------


In December 1997, the Company and Host Marriott Services (Host) signed an exclusive master concession agreement. This five-year agreement appoints Host as the exclusive franchisee for single-operator food courts, airports and travel plaza. Host currently operates two Paradise Bakery and Cafes in Texas. Host currently controls approximately 70% of travel plazas and 65% of airport venues in the United States. Host will be looking to add Paradise Bakery to these venues in 1998 as well.

INDUSTRY OVERVIEW

Independent experts and industry surveys predict that the Bakery and Cafe segment in which Paradise Bakery has positioned its operations will experience some of the highest growth rates in the food service industry. This provides an underlying growth trend to stimulate interest among consumers, franchisees, investors, and money managers. It was reported that:

     - MODERN BAKING MAGAZINE reported in its February, 1997 issue which features Paradise Bakery on the cover, that the BAKERY/CAFE segment will experience 30% growth within a year; and, over the next several years, growth should accelerate to explosive levels.

     - THE GALLUP ORGANIZATION, in a special report prepared for the International Dairy-Deli-Bakery Association in 1995, confirms the strong growth in the consumption of sweet goods, such as cookies, muffins, and danish or pastries, between 1990 and 1995. For example:

     -    31% of consumers eat sweet goods for breakfast
     - 16% of households eat cookies every day and 35% eat cookies one to six times a week
     - 18% of consumers eat muffins once a week or more. That represents a 20% increase in consumption

The Company believes that the increasing popularity of the bakery/cafe segment results from the trend of eating healthier, customers seeking fresh products, and the general growth in the gourmet food markets. The Company also believes the bakery/cafe segment will continue to grow and that further consolidation of regional operators will continue.

COMPETITION

The Paradise concept has limited competition in the upscale bakery/cafe segment. As noted by the Fessel International market study commissioned by the Company, Paradise has no direct competition in its targeted niche. Paradise does not directly compete with the other food court operators and usually does not encounter those concepts that it does compete with in food court situations. However, Paradise indirectly competes with a variety of fast service food concepts, some of which are located in covered malls. Some competition comes from concepts such as, Au Bon Pain, which is a bakery/cafe concept, or sandwich/salad concepts, such as Wall Street Deli. Other types of competitors are strictly bakery products driven such as, Cinnabon and Mrs. Fields. What sets Paradise apart from most competitors are menu mix, positioning, and value.

Paradise Bakery & Cafe is now the second largest operator in the Bakery/Cafe segment, behind Au Bon Pain as shown in the table that follows.


   RANK      # OF                       OPERATOR                                                CONCEPT
             UNITS
-----------------------------------------------------------------------------------------------------------------------
     1       287            Au Bon Pain/St. Louis Bread Co.         Baked goods, breads, sandwiches, salads & soups

     2        50                  Paradise Bakery & Cafe            Fresh baked muffins, pastries, cookies &
                                                                    croissants, gourmet sandwiches, salads & soups

     3        35                     Vie De France                  Fresh baked goods, sandwiches, salads & soups

     4        32              Mrs. Powell's Bakery/Eatery           Fresh baked goods, sandwiches, salads & soups

     5        19                   Le Croissant Shop                Croissants, desserts, breads, soup and salads




PRODUCTS

Freshly baked cookies, muffins and croissants have been the signature products at Paradise Bakery cafes. Paradise Bakery also offers brownies, cinnamon rolls and other pastry and bakery goods. Most bakery goods are made from scratch, baked on the premises throughout the day to ensure freshness, and are made from the highest quality ingredients. Paradise Bakery cafes also feature freshly made specialty sandwiches, entree salads, pasta salads, and soups. The Company is currently implementing a proprietary coffee program. The products offered under this new banner are quality-brewed coffees and espresso based specialty coffee beverages such as lattes, cappuccinos and espressos. These products are an integral part of the overall positioning of the concept, as they address the customer's desire to eat healthy food, which is served quickly.

The Paradise Bakery menu has evolved over the years in order to meet the changing lifestyles of our customers. For example, to satisfy health-conscious customers, Paradise offers many pastry and food items, which are low in fat. Paradise's re-designed and expanded menu has been an overwhelming success with both existing and new customers alike.

PRICING

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

MANAGEMENT AND EMPLOYEES

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

TRAINING

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

DESIGN

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

DEVELOPMENT TIME

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

CONSTRUCTION AND EQUIPMENT.   The Company offers franchisees selected
national equipment suppliers and assists in construction solutions.   The
Company believes that outside third parties will allow the franchisee to build their cafes at the best price and value.

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

FRANCHISE FEES AND ROYALTIES

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

ADVERTISING AND PROMOTION

The Company instills in each new franchisee's mind that while quality baked goods and food is the heart and soul of the system, marketing is the lifeblood of the business. Repetition, in fact, builds reputation. The Company strives to teach them how to be 1% better than the competition in 100 different ways. The goal is to increase the levels of customer awareness and in turn the customer counts through a consistent advertising campaign that promotes the location and the quality bakery and food products offered by the Company. Through a cooperative effort between the advertising department, outside advertising resources and its franchises, Paradise Bakery & Cafe expands consumer awareness of its products, enhances system-wide identity and increases sales.

SUPPLIES

The Company and its franchisees purchase their food, beverages and supplies only from Company-approved suppliers. All products must meet the standards and specifications set by the Company. Management of the Company constantly monitors the quality of the coffee, food, beverages and other supplies provided to the cafes and kiosks. The Company has been successful in negotiating national distribution and price concessions from suppliers for bulk purchases of coffee, food and paper supplies used by the Company's system of cafes and kiosks. The Company believes that these arrangements have achieved cost savings, improved quality and consistency and helped decrease volatility of coffee, food and supply costs. The Company believes that essential coffee, food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers.

TRADEMARKS

The Company has registered the Paradise Bakery name and logos with the United States Department of Commerce Patent and Trademark Office. The Company currently uses a variety of other trademarks, which are "Cookie Muncher's Paradise", "Paradise Bakery", "Paradise Bakery Unique Quality", "Cookie Muncher's Paradise A Unique Bakery", "Paradise Bakery & Cafe", and "Chip Munchers".

GOVERNMENTAL REGULATION

The Company is subject to Federal Trade Commission ("FTC") regulation and state laws, which regulate the offer and sale of franchises. The Company is also subject to a number of state laws, which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires that the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed in the FTC Rule.

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

COMPANY EMPLOYEES

As of March 31, 1998, the Company had 7 full time salaried employees and 4 hourly employees at its headquarters location in Sacramento, California. Additionally as of such date, the Company also employed 29 salaried employees and 226 hourly employees in its operations. None of the Company's employees is represented by a labor union and the Company considers relations with its employees to be generally good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 7,768 square feet of office space in Sacramento, California, which it utilizes for its corporate headquarters. The Company has a lease for the facility, which expires in August of 2001.

The Company assumed leases for 31,000 square feet as part of the Paradise Bakery system operations in California and Texas. These leases expire from 1997 to 2007.

The following table sets forth the location of the 15 Company-operated bakery cafes as of March 31, 1998. The premises of all locations, which average approximately 1,000 square feet each, are leased.

   ----------------------------------------------
    CALIFORNIA                           TEXAS
   ----------------------------------------------
   ----------------------------------------------
     Cerritos      Marston             Arlington
     Concord       Pleasanton          Irving
     Fairfield     Santa Ana           Prestonwood
     Grossmont     West Covina         Rennaissance
     Long Beach    Westminster         Vista Ridge
   ----------------------------------------------

The minimum aggregate rental for all these properties is $4,567,000. Actual rental expense for fiscal 1998 was $1,594,000, as compared to $1,970,000 in fiscal 1997 and $1,214,000 in 1996.

ITEM 3.  LEGAL PROCEEDINGS

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

On March 30, 1995, the Company issued to Oh La La!, Inc, Debtor-in Possession, a promissory note in principal amount of $932,342 (the "Note"). The Note was convertible into shares of the Company's common stock, at its option and under certain circumstances. In September 1995, the Company notified representatives of PSSS, Inc., successor in interest to Oh La La!, Inc., that the required circumstances had been met and that it intended to convert the note into shares of its common stock, and a number of shares sufficient to convert the outstanding principal balance of the Note was delivered to representatives of PSSS, Inc. In November 1996, PSSS, Inc. notified the Company that it rejected the September 1995 conversion because the shares delivered to it were not sufficient to convert the then-outstanding interest due on the Note, and on May 28, 1997, PSSS, Inc. sent Java a formal demand letter for the immediate payment of the principal amount of the Note plus $122,602.97 in accrued interest to date of such letter. On December 1, 1997, the Bankruptcy Court has referred this case to the District Court, California Northern District for further proceedings. Discovery has commenced with no trial date set as of the date of this annual report. The Company's management believes that the Company has substantial defenses to the claim that the September 1995 conversion was ineffective, and on that basis believes that the ultimate disposition of the claims asserted by PSSS, Inc. in this matter will not have a material adverse effect on the Company's financial condition or operating results.

In January 1998, the Company was served with notice of suit by California-Birch Associates, a California Limited Partnership in the Santa Clara County Superior Court. The suit is related to past due rent, mitigation and legal fees totaling $110,000, resulting from claimed losses from the abandonment of said premise by a Java Centrale franchisee who has filed for protection under the provisions of the United States Bankruptcy Court. The Company is a party to the lease of the premises and currently is in negotiation to settle this matter. The Company's management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or operating results.

In January 1998, the Company was served with notice of suit by Phoenix Leasing Inc. in the Marin County Superior Court, for past due lease payments, interest and penalties totaling $198,000. The lease was originated by a Maryland franchisee and is guaranteed by the Company. The franchisee is continuing operations. On the basis of its anticipated success in persuading the franchisee to resolve this issue, the Company believes that it will prevail upon the franchisee to remunerate Phoenix Leasing for all past due amounts. The Company's management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or operating results.

In February 1998, the Company was served with notice of suit by Medar Properties Washington, LLC in Los Angeles, CA; Los Angeles Superior Court. The suit is related to past due rent, mitigation and legal fees resulting from claimed losses from the abandonment of said premise by a Java Centrale franchisee.
Total damages being claimed are $448,000. The Company is a party to the lease of the premises, along with the Franchisee, who also has been named in the suit, as the Franchisee and individually. The Company's management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or operating results.

In May 1998, the Company was served with notice of suit by DeMirjian Enterprises, Inc., in Los Angeles, CA; Los Angeles County Superior Court. The suit is related to past due rent, mitigation and legal fees. In June 10, 1998, the Company settled with DeMirjian Enterprises, Inc. The settlement is secured by the assets of the Company and calls for a payment of $125,000 plus 10%
interest on July 15, 1998.   The Company may extend the settlement date for up
to six successive, one-month periods by paying DeMairjian Enterprises, Inc. additional consideration of $5,000 for each one-month extension. Extensions must be paid on or before the 15th of the month.

In June 1998, the Company was served with notice of suit by Topanga Plaza Partnership in Los Angeles, CA; Los Angeles County Superior Court. The suit is related to past due rent and legal fees resulting from claimed losses from the failure of the tenant, a Paradise franchisee, to pay rent. Total damages being claimed are $26,000. The Company is a party to the lease of the premises, along with the Franchisee, who also has been named in the suit. In the event that this matter is not resolved, there is the possibility that the landlord will seek further rent and mitigation. The Company's management is currently in negotiations with the landlord and believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or operating results.

On June 24, 1998, the Company was notified of Chart House Enterprises, Inc. demand for arbitration under the certain Amended and Restated Promissory Note dated January 17, 1996. This note is currently due and payable (See "Item 8. FINANICAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE M. LONG-TERM DEBT"), however the Company's management believes that there may have been material omissions on the part of Chart House Enterprises, Inc. related to the acquisition of Paradise Bakery, Inc. by the Company in December 1995 that may ultimately have an impact on the final disposition of the balance due to Chart House. The arbitration date has yet to be set. The principal amount and accrued interest on this note have been classified as current in the accompanying Consolidated Financial Statements. The Company's management believes that the ultimate outcome of the arbitration will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
-------------------------------------------------------------------------------
ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock is its only class of equity securities outstanding. The Common Stock is listed for trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap List, under the symbol "PRDS." Previous to the Company's reincorporation to Delaware, and change in name from Java Centrale, Inc., which took place effective as of May 8, 1998 (see "Item 1. BUSINESS - - GENERAL DEVELOPMENT OF BUSINESS," above), the Company's common stock traded under the symbol "JAVC. The following table sets forth, for the calendar quarterly periods indicated, the range of high and low bid prices for the Common Stock as reported by NASDAQ since January 1, 1996. All information contained in this table has been adjusted as appropriate to reflect the Company's one-for-ten reverse stock split of its Common Stock, which took place effective as of November 19, 1998.

                                                     HIGH        LOW
                                                    -------    ------
      1996
      First Quarter                                 $33.13     $15.00
      Second Quarter                                $16.88      $7.50
      Third Quarter                                 $15.94      $5.00
      Fourth Quarter                                $10.00      $4.69

        Year                                        $33.13      $4.69

      1997
      First Quarter                                  $6.88      $4.06
      Second Quarter                                 $4.69      $1.56
      Third Quarter                                  $6.88      $2.50
      Fourth Quarter                                 $6.56      $2.00

        Year                                         $6.88      $1.56

      1998
      First Quarter                                  $5.13      $1.88
      Second Quarter (through June 22, 1998)         $4.38      $2.67

        Year To Date                                 $5.13      $1.88


At June 22, 1998, there were 170 holders of record of the Company's Common Stock. The Company has never paid a cash dividend on its Common Stock, and does not anticipate paying any dividends in the immediately foreseeable future.

ITEM 6.  SELECTED FINANICAL DATA

The following table sets forth the selected operating results and balance sheet data of the Company for the periods and as of the dates indicated. The selected financial data was derived from the Company's financial statements which have been audited by Burnett Umphress and Company, LLP as of and for the year ended March 31, 1998, and Grant Thornton LLP, as of and for the years ended March 31, 1997, 1996, 1995, and 1994, independent certified public accountants, and should be read in conjunction with such financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


STATEMENT OF OPERATIONS DATA:
                                                1998(4)         1997(3)       1996 (1)(2)       1995           1994
----------------------------------------------------------------------------------------------------------------------
Revenues                                   $10,473,000     $14,825,000    $ 9,526,000    $ 1,776,000    $   887,000
Operating expenses                          16,535,000      19,751,000     13,564,000      3,811,000      2,102,000
----------------------------------------------------------------------------------------------------------------------
Operating loss                              (6,062,000)     (4,926,000)    (4,038,000)    (2,035,000)    (1,215,000)
Debt conversion expense                              -               -              -       (119,000)             -
Interest income (expense), net                (900,000)       (549,000)       (19,000)       260,000        (25,000)
Non-operating income (expense), net             72,000         149,000         91,000              -              -
----------------------------------------------------------------------------------------------------------------------
Net loss                                   $(6,890,000)    $(5,326,000)    (3,966,000)   $(1,894,000)   $(1,240,000)


Loss per equivalent Common Share(5)        $     (3.42)    $     (4.61)    $    (6.08)   $     (4.22)   $     (4.94)
----------------------------------------------------------------------------------------------------------------------
Common stock and equivalent Common
Shares outstanding  weighted average (5)     2,013,731       1,154,974        652,550        448,853        250,765
----------------------------------------------------------------------------------------------------------------------


BALANCE SHEET DATA:
                                                  1998            1997           1996           1995           1994
----------------------------------------------------------------------------------------------------------------------

Working capital (deficit)                  $(4,108,000)    $(2,856,000)     $(313,000)    $3,801,000       $(33,000)
Total assets                                 5,689,000      11,019,000     16,732,000      7,564,000      1,000,000
Long-term debt                                  73,000         345,000      4,800,000        833,000        678,000
Redeemable convertible preferred stock
Series B                                             -               -              -              -      1,000,000
Common Stock                                20,892,000      18,508,000     15,593,000      9,577,000        600,000
Accumulated deficit                        (20,328,000)    (13,438,000)    (8,112,000)    (4,146,000)    (2,252,000)

---------------------------------------

(1) For the year ended March 31, 1996, the Company completed 12 months of operation from the Oh La La! acquisition dated March 31, 1995.

(2) For the year ended March 31, 1996, the Company's results include three months of operations from the Paradise Bakery acquisitions dated December 31, 1995. (See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE
     E. SIGNIFICANT ACQUISITIONS")

(3) For the year ended March 31, 1997, the Company sold the Oh La La! Division in December 1996. (See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS")

(4) For the year ended March 31, 1998, the Company sold the assets of the Java Centrale franchise system in December 1997. (See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS")

(5) All per share and share data have been restated to reflect the ten for one reverse stock split effectuated December 19, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

GENERAL

Paradise Holdings, Inc. and subsidiary is currently a holding company, with a majority of its assets held in its wholly owned subsidiary, PBI. Through PBI, the Company currently operates and franchises upscale bakery cafes.

As of March 31, 1998, and as it is presently constituted, the Company operates one brand, Paradise Bakery and Cafe, under the Company's wholly owned subsidiary, Paradise Bakery, Inc. However for nine months of the fiscal year 1998, the Company operated under two brands: Java Centrale, which was sold on December 31, 1997 (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS"), and Paradise Bakery and Cafe. As of March 31, 1997, the Company operated under two brands: Java Centrale and Paradise Bakery and Cafe. Whereas for nine months of the fiscal year March 31, 1997, the Company operated three brands: Java Centrale, Paradise Bakery and Cafe, and Oh La La!, a division of Java Centrale, which was sold in December 1996 (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS").

Paradise Bakery and Cafe operates in high-end locations such as upscale malls and airports. Menu items feature, depending upon the location, an assortment of bakery products, including cookies, muffins, croissants and desserts, freshly prepared and baked daily at each location, as well as, specialty soups, salads, and sandwiches. The franchised cafes pay a franchise fee of $15,000 - $35,000 per cafe and weekly royalties of 4%-6% of the gross receipts from each franchise cafe and/or kiosk. As of March 31, 1998, the Company had 15 Company-owned cafes and 35 franchised locations.

The following table set forth the Company's operations at March 31, 1994-1998:

                                   Operating Units as of March 31,
------------------------------------------------------------------------------------
                              Company                          Franchised
                  ---------------------------------   ------------------------------
                    1998  1997  1996  1995   1994     1998  1997  1996  1995   1994
---------------------------------------------------   ------------------------------
 Java Centrale       -     1     9     4     1         -    30    28    22     6
 Paradise Bakery &
  Cafe              15    16    18     -     -        35    33    33     -     -
 Oh La La!           -     -    13    13     -         -     -     -     -     -
---------------------------------------------------   ------------------------------
 Total              15    17    40    17     1        35    63    61    22     6
---------------------------------------------------   ------------------------------

The following tables' sets forth the Company's cafe operating activities for the fiscal years ended March 31, 1998, 1997, 1996 and 1995:

                          --------------------------------------------------------------------------------------------------------
                              Paradise Bakery & Cafe                  Java Centrale                          Oh La La!
                          -----------------------------   -------------------------------------   --------------------------------
                           1998    1997    1996   1995      1998       1997      1996     1995     1998    1997      1996     1995
-------------------------------------------------------   -------------------------------------   --------------------------------
 Openings                   4        2      -       -         5         5         12       20       -        -
 Closings                  (3)      (4)     -       -       (15)       (8)        (1)      (1)      -        -
 Dispositions to a
    non-franchisee          -        -      -       -       (21)       (3)         -       -        -      (13)       -        -
 Acquisition
    (Non-franchise
     related)               -        -      51      -         -         -          -       -        -        -        -        13
-------------------------------------------------------   -------------------------------------   --------------------------------
 Total Change               1       (2)     51      -       (31)       (6)        11       19       -      (13)       -        13
-------------------------------------------------------   -------------------------------------   --------------------------------

The Company has never earned a profit in any fiscal year and operations have required (rather than provided) cash every year. The net losses for the fiscal years ended March 31, 1998, 1997 and 1996 were $6,890,000, $5,326,000 and $3,966,000 respectively. There can be no assurance that losses will not continue, or that the Company as currently constituted will become profitable in the future. As of March 31, 1998, the Company had an accumulated deficit of $20,328,000. The Company has been operating at a loss primarily due to the under performance of the cafes in its Java Centrale system and to its
administrative overhead.   The Company has experienced higher than
anticipated expenses in pursuing the development of cafes, closing of outlets and settling disputes with franchisees, in the Java Centrale system. The continuing operating losses have left the Company materially weak, which has resulted in the Company being unable to develop its more profitable Paradise Bakery system as rapidly and extensively as it has planned to do.

Over the last year, the Company's financing plan has been to raise new equity through private placements, refinance or obtain new debt funding and sell assets of the Company's operations. On May 15, 1998 the Company announced its decision to sell the assets of its wholly owned subsidiary, Paradise Bakery, Inc. in addition to the prospect of purchasing a company, most likely outside the food and beverage industry. The Company has maintained its financing plan and has entered into two letters of intent (See "Item 1. BUSINESS") to sell the assets of its wholly owned subsidiary, Paradise Bakery, Inc. and acquire a company outside the food and beverage industry (see "Item 1. BUSINESS"). The Company expects to complete its divestiture during fiscal 1999 and believes that net proceeds, after selling expenses and income taxes, will be approximately $4,500,000, with potentially an additional $2,000,000 in cash to be received two years after the closing of this transaction upon the meeting of certain cafe level contributions of the Paradise Bakery and Cafe system. The Company can not make any assurance that these plans will be completed.

RESULTS OF OPERATIONS

MARCH 1998 COMPARED TO MARCH 1997

REVENUE

The Company's revenue is derived from Company cafe sales, franchise fees, royalties, and supplies. Total revenue decreased 29% to $10,473,000 for the fiscal year ended March 31, 1998, as compared to $14,825,000 for the fiscal year ended March 31, 1997, which included $2,626,000 derived from the Oh La La! Division, which was sold in December 1996. Excluding the Oh La La! Division, revenues decreased $1,726,000 for the fiscal year ended March 31, 1998 as compared to fiscal year ended March 31, 1997. This decrease results from the following components:

COMPANY CAFE SALES. Company cafe sales represented 86% and 87% of the Company's revenues during the fiscal years ended March 31, 1998 and 1997, respectively.

                               COMPANY CAFE SALES
                             COMPARISON BY DIVISIONS
                            FOR YEARS ENDED MARCH 31,
                                                                   VARIANCE
                                              ---------------------------------
 IN THOUSANDS                                    1998     1997      $      %
-------------------------------------------------------------------------------
Paradise Bakery & Cafe                         $9,038  $  9,448  $ (410)   (4%)
Java Centrale Division (sold in December 1997)      -       757    (757) (100%)
Oh  La  La!  Division  (sold in December 1996)      -     2,626  (2,626) (100%)
-------------------------------------------------------------------------------
Total                                         $ 9,038  $ 12,831 $(3,793)  (30%)
-------------------------------------------------------------------------------

The company cafe sales decreased in the Paradise Bakery & Cafe stores as a result of the sale of two Company operated locations to a franchisee during fiscal 1997, which contributed $152,000 in revenues during fiscal 1997, and decreased revenues of $258,000 for fiscal 1998, as compared to 1997, due to the under performance of four locations in the system that are located in economically depressed regional malls.

FRANCHISED CAFES. Franchise cafe revenue is comprised of: the recognition of franchise fees when either a new franchise has opened, a cancellation has occurred, or franchise ownership transfers; and from the royalties earned, which is a fee of 4% to 6% of the gross sales of franchisees in accordance with Franchise Agreements.

                             FRANCHISED CAFE SALES
                             COMPARISONS BY DIVISION
                            FOR YEARS ENDED MARCH 31,

                                                                  VARIANCE
                                               ---------------------------------
 IN THOUSANDS                                     1998     1997      $      %
--------------------------------------------------------------------------------
 Paradise Bakery & Cafe                           $  992  $   949  $  43     5%
 Java Centrale Division (sold in December 1997)      443    1,045   (602)  (58%)
 Oh La La! Division (sold in December 1996)            -        -       -    0%
--------------------------------------------------------------------------------
 Total                                            $1,435  $ 1,994  $(559)  (28%)
--------------------------------------------------------------------------------

Although the Paradise Bakery & Cafe Division increased the openings of franchised cafes, franchised cafe revenues decreased by 30%, due to the majority of the new cafes opened during fiscal 1998 were under pre-existing franchise agreements. Additionally royalty revenue increased 8% for fiscal 1998, as compared to fiscal 1997. This increase essentially results from an increase in franchisees in the Paradise Bakery & Cafe Division, along with an 8% increase in sales reported by franchisees for fiscal 1998, as compared to the fiscal 1997.

The franchised cafe sales for the Java Centrale Division decreased 58% due to the sale of this division in December 1997 (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS").

COST OF COMPANY SALES


The cost of company sales consists of costs relating to the operations of Company-owned bakery/cafes; selling, general and administrative expense, depreciation and amortization, loss associated with cart and cafe closures, bad debt expenses, loss on investments and impairment of goodwill. The total cost of company sales decreased $3,216,000, or 16%. This decrease is a result of the items described below.

COMPANY OPERATED CAFES. Cost of company operated cafes represents all the cost of goods, direct and occupancy, labor and other costs directly associated with the operation of Company-owned cafes.

                           COMPANY OPERATED CAFE COSTS
                             COMPARISONS BY DIVISION
                            FOR YEARS ENDED MARCH 31,

                                                                     VARIANCE
                                                ---------------------------------
IN THOUSANDS                                     1998     1997       $       %
---------------------------------------------------------------------------------
Paradise Bakery & Cafe                          $8,416  $ 8,531  $  (115)    (1%)
Java Centrale Division (sold in December 1997)      30    1,168   (1,138)   (97%)
Oh La La! Division (sold in December 1996)           -    2,327   (2,327)  (100%)
---------------------------------------------------------------------------------
Total                                           $8,446  $12,026  $(3,580)   (30%)
---------------------------------------------------------------------------------

Although the Paradise Bakery & Cafe costs of company operated cafes remained virtually the same, the costs associated with those sales increased by 3% (see chart below). This increase is a result of four stores that are located in economically depressed malls during fiscal 1997.

PARADISE BAKERY & CAFE
MARCH 31,

                                      ----------------------------------
IN THOUSANDS                              1998               1997
------------------------------------------------------------------------
Revenue:  Company operated cafes      $ 9,038    100%     $ 9,448  100%
Cost:  Company operated cafes           8,416     93%       8,531   90%
------------------------------------------------------------------------
                                      $   622      7%     $   917   10%
------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other professional fees. During the fiscal year ended March 31, 1998 selling, general and administrative expenses decreased $1,001,000, or 21%, to $3,686,000 for fiscal 1998, as compared to $4,687,000 during fiscal 1997. This decrease is a result from decreased personnel costs ($495,000), general consulting fees ($266,000), general office ($220,000), travel costs associated with training ($167,000), general administrative costs associated with the Oh La La! Division ($137,000), marketing and advertising ($126,000), and costs general costs associated with training ($98,000) in addition to increases in legal and accounting ($358,000) and fees associated with financing ($154,000).

OPERATING LOSS. The Company's operating loss increased 23% to $6,062,000 during fiscal 1998, as compared to $4,926,000 during fiscal 1997. This increase is a result of the above described changes, along with decreased losses totaling approximately $1,375,000 associated with the following: the disposal of assets ($508,000); conversion of a note receivable ($275,000); loss on joint ventures ($256,000); loss on store closures ($47,000); and lower depreciation and amortization costs ($289,000). Additionally, there were increases totaling $2,740,000 associated with the following: settlement expenses ($53,000); bad debt expenses ($290,000); impairment of goodwill ($1,850,000); and loss on investments ($547,000). During fiscal 1998, the Company assessed the carrying value of its intangible assets (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES"), and based upon the Company's recently signed letter of intent (see "Item 1. BUSINESS" above) the Company has written down the value of goodwill by an additional $1,850,000. In addition, during the current fiscal year, the Company recognized a one-time, non-recurring adjustment to the GFF common stock amounting to $547,000 (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE J. INVESTMENTS"). The Company also increased its bad debt reserve by $290,000 associated with an impaired note due from a franchisee (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE H. NOTES RECEIVABLE).

NET LOSS. The Company's net loss increased 29% to $6,890,000 during fiscal 1998, as compared to $5,326,000 during fiscal 1997. The increased net loss is primarily a result of the items described in the operating loss above, in addition to increased interest expense of $351,000 and decreased other non-operating income of $77,000, associated with rebates essentially derived from the Oh La La! Division.

MARCH 1997 COMPARED TO MARCH 1996

REVENUE

The Company's revenue is derived from Company cafe sales, franchise fees, royalties, and supplies. Total revenue decreased 56% to $14,825,000 for the fiscal year ended March 31, 1997, as compared to $9,526,000 for the fiscal year ended March 31, 1996. This decrease results from the following components:

COMPANY CAFE SALES. Company cafe sales represented 87% and 80% of the Company's revenues during the fiscal years ended March 31, 1997 and 1996, respectively.

                                COMPANY CAFE SALES
                              COMPARISONS BY DIVISION
                              FOR YEARS ENDED MARCH 31,

                                                            VARIANCE
                                              ---------------------------------
IN THOUSANDS                                     1997     1996      $       %
-------------------------------------------------------------------------------
Paradise Bakery & Cafe                         $ 9,448  $ 2,630   $6,818   259%
Java Centrale Division (sold in December 1997)     757    1,484     (727)  (49%)
Oh La La! Division (sold in December 1996)       2,626    3,488     (862)  (25%)
-------------------------------------------------------------------------------
Total                                          $12,831  $ 7,602   $5,229    69%
-------------------------------------------------------------------------------

The Paradise Bakery & Cafe stores operated for three months during fiscal 1996, as compared to 12 months during fiscal 1997, which resulted increased company cafe sales. Additionally the sales for the Java Centrale Division decreased 49% due to the sale of three company-owned locations to a franchisee during fiscal 1997, as compared to fiscal 1996. Further the sales for the Oh La La! Division decreased due to the sale of the Oh La La! Division (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS"), attributable to the stores operating for 9 months of fiscal 1997, as compared to 12 months for fiscal 1996.

FRANCHISED CAFES. Franchise cafe revenue is comprised of: the recognition of franchise fees when either a new franchise has opened, a cancellation has occurred, or franchise ownership transfers; and from the royalties earned, which is a fee of 4% to 6% of the gross sales of franchisees in accordance with Franchise Agreements.

                               FRANCHISED CAFE SALES
                              COMPARISONS BY DIVISION
                              FOR YEARS ENDED MARCH 31,

                                                            VARIANCE
                                               --------------------------------
IN THOUSANDS                                     1997     1996      $       %
-------------------------------------------------------------------------------
Paradise Bakery & Cafe                         $  949   $  197    $ 752   382%
Java Centrale Division (sold in December 1997)  1,045    1,727     (682)  (39%)
Oh La La! Division (sold in December 1996)          -        -        -     0%
-------------------------------------------------------------------------------
Total                                          $1,994   $1,924    $  70     4%
-------------------------------------------------------------------------------

The increased franchised cafe sales in the Paradise Bakery & Cafe system is attributed to the stores operating for 12 months during fiscal 1997, as compared to only 3 months during fiscal 1996. Additionally, the franchise cafe sale decreased for the Java Centrale Division as a result of decreased cafe openings.

COST OF COMPANY SALES

The cost of company sales consists of costs relating to the operations of Company-owned bakery/cafes; selling, general and administrative expense, depreciation and amortization, loss associated with cart and cafe closures, bad debt expenses, loss on investments and impairment of goodwill. The total cost of company sales increased $6,187,000, or 46%. This increase is a result of the items described below.

COMPANY OPERATED CAFES. Cost of company operated cafes represents all the cost of goods, direct and occupancy, labor and other costs directly associated with the operation of Company-owned cafes.

                            COMPANY OPERATED CAFE COSTS
                              COMPARISONS BY DIVISION
                              FOR YEARS ENDED MARCH 31,

                                                                  VARIANCE
                                              ---------------------------------
IN THOUSANDS                                    1997     1996      $       %
-------------------------------------------------------------------------------
Paradise Bakery & Cafe                         $ 8,531  $ 2,365  $ 6,166   261%
Java Centrale Division (sold in December 1997)   1,168    2,944   (1,776) (60%)
Oh La La! Division (sold in December 1996)       2,327    2,929     (602) (21%)
-------------------------------------------------------------------------------
Total                                          $12,026  $ 8,238  $(3,788) (46%)
-------------------------------------------------------------------------------

Although the company cafe costs increase in the Paradise Bakery & Cafe stores, as a consequence of the stores operating for three months during fiscal 1996, as compared to 12 months during fiscal 1997, the increase was proportional to the increase in sales (see chart below).

PARADISE BAKERY & CAFE
YEARS ENDED MARCH 31,

                                        ------------------------------
IN THOUSANDS                                1997           1996
----------------------------------------------------------------------
Revenue:  Company operated cafes        $9,448   100%   $2,630   100%
Cost:  Company operated cafes            8,531    90%    2,365    90%
----------------------------------------------------------------------
                                        $  917    10%   $  265    10%
----------------------------------------------------------------------

Further, the company cafe costs decreased in the Java Centrale Division, as a result of sale of three company-owned locations to a franchisee during fiscal 1997, which were operating in fiscal 1996, however the cost of sales had improved by 44% (See chart below).


JAVA CENTRALE DIVISION
YEARS ENDED MARCH 31,

                                      ----------------------------------
IN THOUSANDS                               1997               1996
------------------------------------------------------------------------
Revenue:  Company operated cafes      $  757    100%    $ 1,484    100%
Cost:  Company operated cafes          1,168   (154%)     2,944   (198%)
------------------------------------------------------------------------
                                      $ (411)   (54%)   $(1,460)   (98%)
------------------------------------------------------------------------

Additionally, the company cafe costs decreased in the Oh La La! Division, due to the sale of the Oh La La! in December 1996 (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE F. DISPOSAL OF ASSETS"), which resulted operations for 9 months of fiscal 1997, as compared to 12 months for fiscal 1996. Although the sales and cost of sales decreased they did not decrease proportionately (see chart below).

OH LA LA! DIVISION
YEARS ENDED MARCH 31,

                                     -----------------------------
IN THOUSANDS                             1997            1996
------------------------------------------------------------------
Revenue:  Company operated cafes     $2,626   100%   $3,488   100%
Cost:  Company operated cafes         2,327    89%    2,929    84%
------------------------------------------------------------------
                                     $  299    11%   $  559    16%
------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other professional fees. During the fiscal year ended March 31, 1997, selling, general and administrative expenses increased 11% to $4,686,000 for fiscal 1997, as compared to $4,220,000 during fiscal 1996. This increase is a result from an increased costs associated with; the operation of the Paradise Bakery & Cafe Division consisting of ($1,160,000), legal and accounting expenses ($271,000) financing fees ($39,000), along with decreased; personnel costs ($365,000), advertising and marketing ($334,000), consulting expenses ($264,000) and merger expenses ($40,000).

OPERATING LOSS. The Company's operating loss increased 22% to $4,926,000 during fiscal 1997, as compared to $4,038,000 during fiscal 1996. This increase is a result of the above described changes, along with increased losses associated with; the disposal of assets ($128,000), conversion of a note receivable ($275,000), joint ventures ($256,000), store closures ($3,000), bad debt ($398,000), settlement expense ($336,000), and high depreciation and amortization costs ($536,000). During fiscal 1997, the Company recognized loss on investment of $275,000 associated with the termination of a Joint Venture Agreement (see "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS"). Additionally during fiscal 1997, the Company recognized a loss on the conversion of a note receivable to Common Shares from GFF (see "Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE F. DISPOSAL OF ASSETS") of $275,000. Further during fiscal 1997, the Company increase bad debt expenses of $398,000, as a consequence of certain franchisee related notes and royalties, in addition to increasing settlement expenses associated with two franchisees and a former employee of Paradise Bakery amounting to $336,000.

NET LOSS. The Company's net loss increased to $5,326,000 during fiscal 1997, as compared to $3,996,000 during fiscal 1996. The increased net loss is primarily a result of the items described in the operating loss above, in addition to increased interest expense of $530,000 and decreased other non-operating income of $58,000, associated with rebates essentially derived from the Oh La La! Division.


LIQUIDITY AND CAPITAL RESOURCES

At the Company's current level of development, including the operations of its Paradise Bakery subsidiary, it does not generate net cash from operations. To fund its current operations, the Company requires either additional financing, rapid sales of additional franchises, or a substantial increase in its network of Company-owned and or franchised cafes. For the years ended March 31, 1998, 1997 and 1996, the Company incurred a net loss of $6,890,000, $5,326,000 and $3,966,000 and used net cash of $1,303,000, $3,062,000 and $2,391,000 for operating activities, respectively. These losses have continued into the current fiscal quarter. The Company's current obligations total $5,325,000, of which $2,991,000 is currently due on notes payable. The Company's debt situation and overall financial condition have not materially improved since March 31, 1998.

The Company has developed a specific operating plan to meet the ongoing liquidity needs of the Company's existing operations, including its Paradise Bakery, Inc. ("PBI") operations. Management believes that the Company's operating and financing plan, if carried out successfully, will be sufficient to meet the Company's liquidity needs for the year ended March 31, 1999, and thereafter. However, the operating and financing plan currently includes the sale of the assets of PBI, as discussed in "Item 1. BUSINESS" above. If the Company completes the asset sale of PBI, and after the Company has retires all notes payable, accounts payable and long term debt, the Company anticipates having $500,000 in cash. In addition, a potential $2,000,000 in deferred compensation may be received from AFC two years from the close of the transaction pursuant to the terms of the asset purchase agreement, more fully discussed in "Item 1. BUSINESS" above. Also, if the Selling Shareholders continue to exercise the remaining Warrants, the Company would receive proceeds of approximately $2,400,000 in cash.

However, if the Company is unable to complete the sale of these assets, or to complete such a sale on terms sufficiently favorable to the Company, management believes that it is unlikely to have sufficient liquidity to continue operations for the medium to long term, and will need to raise additional funds, whether through the issuance of common, preferred or debt securities, the sale of assets, obtaining a commercial bank credit facility, or otherwise. Under these circumstances, there can be no assurance that the Company will achieve the necessary liquidity, or that the Company's liquidity goals will be reached in the immediate future, if ever.

In the 1996 fiscal year, the Company issued 160,469 Common Shares for $3,541,000 in proceeds in a series of private placements.

In April 1996, the Company received a series of short-term loans from Alta Petroleum, Inc. totaling $500,000. During the six months ended September 30, 1997, the Company borrowed an additional $275,000 thereby increasing the balance on the note to Alta Petroleum, Inc. to $575,000. The loan has an interest rate of 16%, along with certain bonus provisions, and is currently due.

In April 1997, the Company received loan advancements from Baycor Venture, Inc., Gary C. Nelson, the Company's President and Chief Executive Officer, and Steven
J. Orlando, its then-Chief Financial Officer. As of March 31, 1998, Baycor Venture, Inc. deferred receipt of salary and expenses totaling $165,000, without interest. Gary C. Nelson loaned the Company $50,000 in exchange for a note secured by the Company's assets and interest at the rate of prime plus 2%, at March 31, 1998, the balance of this loan had been paid in full. Steven J. Orlando deferred salary for the period from December 1996 through March 1997 totaling $31,000, at March 31, 1998, the balance of this loan had been paid in full.

In November 1996, the Company completed a financing with Imperial Credit totaling $779,000 in long-term debt, pledging the assets of Paradise Bakery, Inc. The proceeds were used to retire notes totaling $680,000. Although this note is currently in default of certain financial covenants, it is current with the required monthly payments. The principal balance as of March 31, 1998, was $554,000.

In December of 1996, the Company sold the assets of its Oh La La! Division to Good Food Fast Companies, Inc. "GFF" for $1,250,000 in cash, 233,333 shares of preferred stock and a $750,000 convertible note receivable due in 1999. On March 31, 1997, the Company agreed with GFF to exchange $250,000 of the convertible note receivable for the assumption of certain liabilities of the Company, exchange 233,333 preferred shares for 233,333 shares of Common Stock, accelerate a payment of $145,000 due under the note receivable to May 1997, and convert the remaining $355,000 balance of the note into 40,000 shares of GFF Common Stock. The Common Shares of GFF at March 31, 1998 have been valued at $1.00.

During fiscal 1996, the Company issued, through private placements, convertible notes in the amount of $3,500,000. The first note, in the amount of $2,000,000, was due on December 15, 1997, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. The note was convertible into Common Stock of the Company after February 26, 1996, under certain terms and conditions. On May 20, 1997, $1,000,000 had been converted into 1,846,394 shares of Common Stock. In July 1997, the remaining principal balance of $1,000,000 was restructured to remove the conversion feature. Paradise Bakery, Inc. Common Shares have been pledged as collateral and $250,000 was added to the principal balance of the note as consideration for the elimination of the conversion feature of the note. This restructured note was due April 1, 1998.
As of March 31, 1998, the aggregate amount owed under this note, including interest, was $1,374,000.

The second series of notes in the amount of $1,500,000 are due on January 29, 1998 with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. These notes were convertible into Common Stock of the Company after April 12, 1996, under certain terms and conditions. As of July 11, 1997, the entire $1,500,000 had been converted into 385,103 Common Shares.

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

In addition to the ECC placement above, during the third quarter of the year ended March 31, 1998, the Company issued the following Common Stock Purchase
Warrants: (a) 1,260,000 Warrants each representing the right to purchase one share of stock at $0.50 per share, and (b) 45,000 Warrants each representing the right to purchase one share of common stock at $1.80 per share.

If all of the above Warrants, including those issued with the ECC placement, are duly exercised in accordance with their terms, the Company will receive $4,761,000, in total. The Company, through May 31, 1998, has received a total of $1,770,000 through the exercise of 1,692,500 such Warrants, and anticipates further exercises in the near future. The Company is relying on the exercise of most, if not all, of these warrant exercises to eliminate a substantial portion of its current debt and allow it to pursue its specific operating plan, which includes the sale of the assets of PBI and the acquisition and/or merger of another company, most likely outside the food and beverage industry.

In November 1997, the Company borrowed $250,000 from The Harmat Organization, a Delaware corporation, to meet working capital needs. The loan, which bore interest at the rate of 15% per year, was secured by Common Stock pledged by officers of the Company. As additional consideration for the loan, 10,000 Warrants were issued to Harmat at an exercise price of $0.50 per common share. As of March 31, 1998, this loan had been repaid.

Effective December 31, 1997, the Company sold substantially all of the assets of the Java Centrale franchise system to Massimo Da Milano, Inc., a Delaware corporation, for $1,000,000 in future consideration and 5,000,000 shares of Massimo's Common Stock, which has been valued at $300,000 as of March 31, 1998. The future consideration to be received by the Company consists of 50% cash receipts from Java Centrale royalties and a 50% credit against products purchased from Massimo's wholesale bakery operation. Those cash receipts and or/credits will be applied to the $1,000,000 until paid in full. As of March 31, 1998, $8,000 had been received from MDMI.

Based on the Company's existing cost structure, and the Company's current and anticipated revenue streams, including the operating income and franchise sales expected to be produced by the Company's Paradise Bakery system, the Company cannot estimate that it will break even on cash flow in the current fiscal year. The Company does not expect to achieve profitability until after March 31, 1999 and then only if the Company's specific operating plan, which includes the sale of the assets of Paradise Bakery, Inc. and the acquisition of another operating unit, can be met and its cost structure further reduced. There can be no assurance that enough new franchises will be sold to provide the necessary liquidity, or that the Company's liquidity goals will be reached in the immediate future, if ever. The Company has certain debt obligations that are in default for non-compliance with financial covenants and non-payment to the scheduled required payments. These obligations have been classified as currently due in the financial statements and the Company cannot make any assurances as to the ultimate disposition of these debt obligations, which total approximately $2,900,000 as of May 31, 1998. The Company's plan of operation to provide ongoing liquidity continues to include the sale of certain operating assets, the active pursuit of debt and equity and the restructure of debt. The Company can not make any assurance that this plan will be achieved. The Company has no available credit line.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following 24 pages contain the Company's audited balance sheets as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1998, 1997, and 1996. No supplementary data is required to be filed by the Company by Section 302 of Regulation S-K.

                         FINANCIAL STATEMENTS AND REPORT OF
                      INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              PARADISE HOLDINGS, INC.
                                   AND SUBSIDIARY

                   (FORMERLY JAVA CENTRALE, INC. AND SUBSIDIARY)

                           March 31, 1998, 1997 and 1996


-------------------------------------------------------------------------------
                                                                         Page
-------------------------------------------------------------------------------
Report of Independent Certified Public Accountant                           31

Consolidated Financial Statements

  Consolidated Balance Sheets                                               33

  Consolidated Statements of Operations                                     34

  Consolidated Statements of Stockholders' Equity                           35

  Consolidated Statements of Cash Flows                                36 - 37

  Notes to Consolidated Financial Statements                           38 - 53

                                          30

                               [LETTERHEAD]

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
PARADISE HOLDINGS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of PARADISE HOLDINGS, INC. (A DELAWARE CORPORATION)(FORMERLY JAVA CENTRALE, INC. AND SUBSIDIARY as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise Holdings, Inc. and Subsidiary as of March 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced recurring net losses from operations and has a net loss of approximately $5,300,000 for the year ended March 31, 1997 and as of that date, the Company's current liabilities exceeded it current assets by approximately $2,900,000. At March 31, 1997, the Company is in default under a note agreement and is not in compliance with certain debt agreement covenants which could result in the notes becoming due and payable on demand. The Company's plan in regard to these matters are also described in Note C. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities should the Company be unable to continue as a going concern.

GRANT THORNTON LLP

Sacramento, California
July 8, 1997

To the Board of Directors and Stockholders
PARADISE HOLDINGS, INC. AND SUBSIDIARY
(Formerly Java Centrale, Inc. and Subsidiary)
Sacramento, California


                            INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Paradise Holdings, Inc. (a Delaware Corporation) and Subsidiary (the Company) (formerly Java Centrale, Inc. and Subsidiary) as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise Holdings, Inc. and Subsidiary as of March 31, 1998 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced recurring net losses from operations and has a net loss of $6,890,000 for the year ended March 31, 1998 and as of that date, the Company's current liabilities exceeded its current assets by $4,108,000. At March 31, 1998, the Company is in default under a note agreement and is not in compliance with certain debt agreement covenants which could result in the notes becoming due and payable on demand. The Company's plan in regard to these matters is also described in Note C. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities should the Company be unable to continue as a going concern.

BURNETT, UMPHRESS & COMPANY, LLP




Rancho Cordova, California
June 16, 1998

                      PARADISE HOLDINGS, INC., AND SUBSIDIARY
                   (Formerly Java Centrale, Inc. and Subsidiary)


                             CONSOLIDATED BALANCE SHEETS

                                      March 31,



                                                                          1998            1997
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $    460,000  $     351,000
  Notes - current                                                              -        448,000
  Accounts receivable (net of allowance of
      $185,000 in 1998 and $176,000 in 1997)                             322,000        592,000
  Inventories                                                            213,000        314,000
  Prepaid expenses and other                                              48,000        397,000
-------------------------------------------------------------------------------------------------
     Total current assets                                              1,043,000      2,102,000
-------------------------------------------------------------------------------------------------

Property and equipment, net                                            2,128,000      2,781,000
Notes receivable                                                         147,000        990,000
Notes receivable - officer                                               169,000        241,000
Deferred and other charges                                                11,000        317,000
Intangible assets                                                      1,891,000      4,041,000
Marketable securities                                                    300,000        547,000
-------------------------------------------------------------------------------------------------
     Total assets                                                   $  5,689,000   $ 11,019,000
-------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    984,000   $  1,124,000
  Accrued liabilities                                                  1,018,000        619,000
  Due to related parties                                                 130,000         44,000
  Current maturities of long-term debt                                 1,617,000      1,946,000
  Convertible debenture                                                1,374,000      1,197,000
  Current capital lease obligation                                        28,000         28,000
-------------------------------------------------------------------------------------------------
     Total current liabilities                                         5,151,000      4,958,000
-------------------------------------------------------------------------------------------------

Deferred revenues                                                         35,000        576,000
Convertible debenture                                                          -        249,000
Capital lease                                                             73,000         96,000
Other liabilities                                                         66,000         70,000

Stockholders' equity:
  Unrealized loss on securities                                         (200,000)             -
  Preferred Stock, no par, 25,000,000 shares authorized,
     Issued and outstanding shares;  none at  March 31, 1998                   -              -
  Common Stock, no par, 50,000,000 shares authorized,
     Issued and outstanding shares;  3,540,504 at
     March 31, 1998 and 1,374,380 at March 31, 1997                   20,892,000     18,508,000
  Accumulated deficit                                                (20,328,000)   (13,438,000)
-------------------------------------------------------------------------------------------------
     Total stockholders' equity                                          364,000      5,070,000
-------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                     $  5,689,000   $ 11,019,000
-------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                               PARADISE HOLDINGS, INC., AND SUBSIDIARY
                             (Formerly Java Centrale, Inc. and Subsidiary)

                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                   For the years ended March 31,


                                                                1998           1997          1996
-----------------------------------------------------------------------------------------------------
Revenue:
  Company operated cafes                                  $  9,038,000    $12,831,000     $7,602,000
  Franchised cafes                                           1,435,000      1,994,000      1,924,000
-----------------------------------------------------------------------------------------------------
     Total revenue                                          10,473,000     14,825,000      9,526,000
-----------------------------------------------------------------------------------------------------

Cost of company sales:
  Company operated cafes                                     8,446,000     12,026,000      8,238,000
  Selling, general and administrative                        3,686,000      4,686,000      4,220,000
  Depreciation and amortization                                869,000      1,158,000        622,000
  Loss associated with cart and cafe closures                  366,000        413,000        410,000
  Bad debt expense                                             762,000        472,000         74,000
  Loss on conversion of note receivable                              -        275,000              -
  Loss on joint venture                                              -        257,000              -
  Settlement expense                                           389,000        336,000              -
  Loss (gain) on disposal of assets                           (380,000)       128,000              -
  Loss on investments                                          547,000              -              -
  Impairment of goodwill                                     1,850,000              -              -
-----------------------------------------------------------------------------------------------------
     Total cost of company sales                            16,535,000     19,751,000     13,564,000
-----------------------------------------------------------------------------------------------------

     Operating loss                                         (6,062,000)    (4,926,000)    (4,038,000)
-----------------------------------------------------------------------------------------------------

Interest expense, net                                         (900,000)      (549,000)       (19,000)
Non-operating income, net                                       72,000        149,000         91,000
-----------------------------------------------------------------------------------------------------

     Net loss                                             $ (6,890,000)   $(5,326,000)   $(3,966,000)
-----------------------------------------------------------------------------------------------------

Net loss per weighted average equivalent
  common share outstanding                                $      (3.42)   $     (4.61)   $     (6.08)
-----------------------------------------------------------------------------------------------------

Equivalent common share outstanding                          2,013,731      1,154,974        652,550
-----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                    PARADISE HOLDINGS, INC., AND SUBSIDIARY
                 (Formerly Java Centrale, Inc. and Subsidiary)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                Three years ended March 31, 1998, 1997 and 1996

                                       Preferred Stock              Common Stock           Unrealized  Accumulated
                                      Shares     Amount         Shares        Amount          loss      (Deficit)       Total
-------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1995                -         -            531,682    $ 9,577,000          -   $ (4,146,000)   $ 5,431,000
Shares issued for acquisition
purchases                               -         -             78,565        933,000          -              -        933,000
Warrants converted to common
stock                                   -         -             30,000        120,000          -              -        120,000
Note payable converted to
common stock                            -         -             23,400        749,000          -              -        749,000
Shares issued for private
offerings, net of expenses              -         -            160,469      3,541,000          -              -      3,541,000
Shares issued for joint venture
investment                              -         -              8,943        120,000          -              -        120,000
Shares issued for consulting
expenses                                -         -             20,300        453,000          -              -        453,000
Net loss                                -         -                  -              -          -     (3,966,000)    (3,966,000)
-------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1996                -         -            853,359     15,493,000          -     (8,112,000)     7,381,000
Conversion for convertible
notes                                   -         -            331,118      1,850,000          -              -      1,850,000
Shares issued for private
offerings, net of expenses              -         -            153,846        900,000          -              -        900,000
Warrants converted to common
stock                                   -         -             25,000         63,000          -              -         63,000
Shares issued for consulting
expense                                 -         -             20,000         50,000          -              -         50,000
Warrants issued for consulting
expense                                 -         -                  -        240,000          -              -        240,000
Warrants issued in connection
with debt                               -         -                  -         32,000          -              -         32,000
Shares canceled for joint
venture investment                      -         -             (8,943)      (120,000)         -              -       (120,000)
Net loss                                -         -                  -              -          -     (5,326,000)    (5,326,000)
-------------------------------------------------------------------------------------------------------------------------------
BALANCES, MARCH 31, 1997                -         -          1,374,380     18,508,000          -    (13,438,000)     5,070,000
CONVERSION OF CONVERTIBLE
NOTES                                   -         -            238,624        395,000          -              -        395,000
SHARES ISSUED FOR PRIVATE
OFFERINGS, NET OF EXPENSES              -         -            625,000        399,000          -              -        399,000
WARRANTS CONVERTED TO COMMON STOCK      -         -          1,302,500      1,504,000          -              -      1,504,000
WARRANTS ISSUED IN
CONNECTION WITH DEBT                    -         -                  -         86,000          -              -         86,000
UNREALIZED LOSS ON
MARKETABLE SECURITIES                   -         -                  -              -   (200,000)             -       (200,000)
NET LOSS                                -         -                  -              -          -     (6,890,000)    (6,890,000)
-------------------------------------------------------------------------------------------------------------------------------
BALANCES, MARCH 31, 1998                -         -          3,540,504    $20,892,000  $(200,000)  $(20,328,000)   $   364,000
--------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                                     PARADISE HOLDINGS, INC., AND SUBSIDIARY
                                 (Formerly Java Centrale, Inc. and Subsidiary)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended March 31,



                                                               1998           1997           1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                 $(6,890,000)   $(5,326,000)   $(3,966,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                             869,000      1,158,000        608,000
     Loss on conversion of note receivable                           -        275,000              -
     Loss on joint venture                                           -        257,000              -
     Impairment of goodwill                                  1,850,000              -              -
     Settlement expense                                        389,000        150,000              -
     Loss associated with cart and cafe closure                366,000        413,000        410,000
     Bad debt expense                                          762,000              -              -
     Loss on investment                                        547,000              -              -
     Stock issued for consulting expenses                            -        188,000        453,000
     Warrants issued in connection with debt                         -         32,000              -
     (Gain) loss on sale of assets                            (380,000)       128,000              -
     Changes in operating assets and liabilities:
       Inventories                                              50,000        (44,000)       (20,000)
       Deposits and prepaid expenses                                 -        125,000       (318,000)
       Accounts payable and accrued liabilities                (20,000)      (924,000)       513,000
       Payable to related parties                               86,000         16,000       (222,000)
       Deferred revenues                                      (184,000)      (417,000)       314,000
       Accounts receivable                                     232,000       (277,000)        22,000
       Notes receivable                                              -        962,000        201,000
       Deferred charges and other assets                     1,020,000        249,000       (524,000)
       Other liabilities                                             -        (27,000)       138,000
------------------------------------------------------------------------------------------------------
          Net cash used in operating activities             (1,303,000)    (3,062,000)    (2,391,000)
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from cafe sales                                           -      1,321,000              -
  Purchase of furniture and equipment                          (64,000)      (313,000)    (1,432,000)
  Increase of intangible assets                                      -        (15,000)        (2,000)
  Investment in joint venture                                        -              -        (13,000)
  Cash paid for net assets acquired and other
     acquisition expenses                                            -              -     (5,555,000)
------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities          (64,000)       993,000     (7,002,000)
------------------------------------------------------------------------------------------------------

Cash flow from financing activities:
  Proceeds from issuing convertible debt                             -              -      3,500,000
  Proceeds from issuing common stock, net                      399,000        900,000      3,541,000
  Proceeds from notes payable                                  475,000      1,729,000              -
  Repayments of notes payable                                 (879,000)    (1,362,000)      (494,000)
  (Payments) proceeds from capital lease obligations           (23,000)       (92,000)       144,000
  Proceeds from warrant conversion                           1,504,000         63,000        120,000
------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities               1,476,000      1,238,000      6,811,000
------------------------------------------------------------------------------------------------------

     Net increase (decrease) in cash                           109,000       (831,000)    (2,582,000)
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period                 351,000      1,182,000      3,764,000
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $460,000       $351,000     $1,182,000
------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                                PARADISE HOLDINGS, INC., AND SUBSIDIARY
                            (Formerly Java Centrale, Inc. and Subsidiary)

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                            Years ended March 31,

                                                                          1998           1997            1996
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Interest paid                                                       $  149,000    $   439,000       $ 55,000
  Income tax paid                                                          2,000          2,000              -
--------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash operating activities:
  Depreciation and amortization                                          869,000      1,158,000        622,000

Supplemental disclosure of non-cash financing activities:
  Preferred Stock received in connection with dispositions                     -        700,000              -
  Common Stock received in connection with dispositions                  500,000              -              -
  Issuance of Warrants for services                                       86,000        240,000              -
  Issuance of Common Stock for consulting services                             -        188,000              -
  Conversion of debenture to Common Stock                                446,000      2,054,000              -
  Cost associated with debt conversion                                   (51,000)             -

Supplemental disclosure of non-cash investing activities:
  Proceeds from the sale of assets:
     Cash received                                                    $        -    $ 1,556,000       $      -
     Account and note receivable                                               -      1,351,000              -
     Inventory                                                                 -         60,000              -
     Preferred Stock received                                                  -        700,000              -
     Common Stock received                                               500,000              -              -
     Liabilities assumed                                                 350,000        128,000              -
     Net book valued of assets                                          (470,000)    (3,667,000)             -
--------------------------------------------------------------------------------------------------------------
       Gain (loss) on sale of assets                                  $  380,000    $   128,000       $      -
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE A.  ORGANIZATION AND NATURE OF BUSINESS

Effective May 8, 1998, the Company changed its state of incorporation from California to Delaware through a merger of Java Centrale, Inc., a California corporation, the Company's prior corporation entity ("Java"), into its wholly-owned subsidiary Paradise Holdings, Inc., a Delaware corporation which was created for the sole purpose of the re-incorporation ("the Company"). As a result of the re-incorporation, the Company formally changed its name from Java Centrale, Inc. to Paradise Holdings, Inc. and Java ceased to exist as a corporate entity. Paradise survived the merger as the Company's current corporate entity, with all of the rights and properties, and all of the liabilities and obligations, of Java, and each outstanding share of Java's no par value Common Stock immediately prior to the merger was exchanged for and converted into one fully-paid and non-assessable share of Common Stock of the Company's, $.001 par value per share. The merger and reincorporation were approved by the Company's shareholders at its 1997 Annual Meeting. Consummation of the merger and re-incorporation has not resulted in the transfer of assets from Java, Paradise, or any of their subsidiaries, or altered the Company's headquarters location or management.

The Company operates under the brand name of Paradise Bakery and Cafe through its wholly owned subsidiary, Paradise Bakery, Inc. (Paradise), acquired in December 1995 (see "NOTE E. SIGNIFICANT ACQUISITIONS"). Paradise is primarily in the business of selling freshly baked cookies, muffins, croissants, along with a full lunch menu. Paradise operates both Company and franchisee owned locations.


NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follows.

1.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions are eliminated.

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

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.   INVENTORIES

Inventories, consisting principally of ingredients for baking at Company-owned cafes and franchise related supplies, are stated at the lower of cost (first-in, first-out method) or market.

4.   MARKETABLE SECURITIES

Available for sale securities are recorded at the aggregate fair value of the investment, based upon current market prices, with the change in fair value during the period excluded from earnings and recorded as a separate component of equity.

5.   PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

6.   INTANGIBLE ASSETS

Intangible assets consist of goodwill and organizational costs. All intangible assets are amortized on a straight line basis from 5 to 15 years.

7.   INCOME TAXES

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

8.   CASH AND CASH EQUIVALENTS

For purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

9.   RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1996 financial statements in order to conform with the 1998 presentation.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 1998 and 1997 because of the relatively short maturity of these instruments. The carrying value of long-term debt approximated fair value as of March 31, 1998 and 1997, based upon current market rates for the same or similar debt issues. As of March 31, 1998 and 1997, notes receivable with a carrying value of $147,000 and $1,887,000 had an estimated fair value of $117,000 and $1,851,000, respectively, based upon current market rates for notes with similar terms and credit quality.

11.  ESTIMATES USED IN FINANCIAL REPORTING

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

12.    STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement requires entities to disclose the fair value of their employee stock options, but permits entities to continue to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has determined that it will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation cost to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company grants stock options to employees with an exercise price equal to the Company's quoted market price of the stock at the date of grant. Accordingly, no compensation cost is recognized for stock option grants. Disclosure requirements in accordance with SFAS No. 123 are included at NOTE Q. STOCK OPTIONS AND WARRANTS.

13.  LOSS PER SHARE

Loss per common share is based upon the weighted average number of common and common equivalent shares outstanding. On December 19, 1997, the Company effected a one for ten-reverse stock split of the outstanding shares of common stock (see "NOTE A. ORGANIZATION AND NATURE OF BUSINESS"). Accordingly, all per share data has been restated to reflect this stock split.

For all periods presented, options, Warrants and preferred stocks are anti-dilutive. Accordingly, only Common Shares outstanding are included in the computation of weighted average shares outstanding, and no fully diluted loss per share is presented.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new requirements for computing and presenting earnings per share. Under the new requirements, the method previously used to compute earnings per share is changed and all prior periods presented must be restated to conform to meet the new requirements. The new requirements eliminate primary earnings per share and earnings per common share, assuming full dilution, and require the presentation of earnings per common share and diluted earnings per common share. As a result, under the new requirements, earnings per common share excludes any dilutive effect of stock options and Warrants. Also, the dilutive effect of stock options and Warrants used to compute diluted earnings per common share is based on the average market price of the Company's common stock for the period. Diluted earnings per share have not been presented as the result would be anti-dilutive.

14.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation insurable limits with certain financial institutions.


NOTE C.  REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred recurring net losses from operations and a net loss of $6,890,000 for the year ended March 31, 1998. In addition, the Company has used, rather than provided, cash in its operations. At March 31, 1998, the Company is in default under certain note agreements and is not in compliance with certain debt covenants within the agreements, which could result in the notes becoming due and payable on demand. These notes have been classified as current in the consolidated balance sheet.

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

To meet its liquidity needs the Company has entered into conditional letters of intent to sell the assets of its wholly-owned subsidiary, Paradise Bakery, Inc., and acquire the assets of Axxess Media, Inc. (see "NOTE V. SUBSEQUENT EVENTS"). Management expects that upon the completion of these transactions, the Company will have retired all existing notes payable and long-term debt, all of which have been classified as current in the accompanying Consolidated Financial Statements. The Company cannot make any assurances that these plans will be completed.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE D.  FRANCHISE OPERATIONS

At March 31, 1998, the Company has commitments for one franchisee owned cafe, which subsequently opened in May 1998. Under this commitment, the Company has received a $35,000 in nonrefundable deposit.

Related to this commitment, the Company has deferred revenues of $35,000 at March 31, 1998, which was recognized in May 1998, when the Company completed its initial commitment to the franchisee and the franchisee owned store was opened for business.


NOTE E.  SIGNIFICANT ACQUISITIONS

PARADISE BAKERY, INC. - On December 31, 1995, the Company acquired 100% of the outstanding shares of Paradise Bakery, Inc., (Paradise), pursuant to the terms of a Stock Purchase Agreement dated December 14, 1995 between the Company and Chart House Enterprises, Inc. (Seller). Paradise's operations consist of seven bakery/cafe operations located in California and 44 franchised bakery/cafe operations located in California, Washington, Oregon, Arizona, Colorado, Oklahoma, Texas, Hawaii and Ontario, Canada.

The purchase price approximated $6,725,000, consisting of $5,375,000 in cash and $1,350,000 in a note payable and was accounted for as an asset purchase. The purchase price was allocated to the fair value of Paradise's assets and liabilities, and the excess of $3,692,000 was allocated to goodwill.
Goodwill is amortized on the straight-line method over a period of 15 years and depreciable assets are depreciated over the remaining useful life on a straight-line basis. The assets and liabilities are held in Paradise Bakery, Inc., as a wholly owned subsidiary of the Company.

FOUNDERS VENTURES, INC. - On January 17, 1996, the Company merged with Founders Ventures, Inc. (Founders) pursuant to the terms of a merger agreement dated December 15, 1995. The consideration paid by the Company consisted of 43,185 shares of the Company's common stock. The purchase price was allocated to the fair value of Founder's assets and liabilities, and the excess of $627,000 was allocated to goodwill. Goodwill is amortized on the straight-line method over a period of 15 years and depreciable assets are depreciated over the remaining useful life on a straight-line basis. The assets and liabilities are held in Paradise Bakery, Inc., a wholly owned subsidiary of the Company.


NOTE F.  DISPOSAL OF ASSETS

JAVA CENTRALE FRANCHISE SYSTEM - In December 1997, the Company sold the assets of the Java Centrale franchise system to Massimo Da Milano, Inc. ("MDMI"). The total consideration consists of $1,000,000 to be received from future royalties of the Java Centrale franchise system and credits against purchases from MDMI's bakery operations, and 5,000,000 shares of the Buyer's Common Stock. The Company recognizes the future consideration of $1,000,000 as cash is received or credits are earned. As of March 31, 1998, the Company has received $8,000 in royalty payments and the investment in MDMI has been valued at $300,000. The gain on sale did not include the contingent proceeds of $1,000,000 and will be recognized as received.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE F.  DISPOSAL OF ASSETS (CONTINUED)

OH LA LA! DIVISION - In December 1996, the Company sold all operating locations of their Oh La La! Division pursuant to the terms of an asset purchase agreement. The consideration received for the sale of Oh La La! consisted of 233,333 shares of the purchaser's preferred stock, $1,250,000 in cash, $750,000 in a convertible note receivable. The preferred stock was issued with certain conversion rights into Common Shares, an 8% cumulative dividend and certain covenants and restrictions. On March 31, 1997, the preferred stock and note receivable were converted to $145,000 cash and 40,000 Common Shares (See "NOTE J. INVESTMENTS"). The Company recognized a loss on the exchange and conversion of the note receivable in the amount of $275,000.

JAVA SOUTHEAST - On November 14, 1994 the Company entered into an agreement with Banyan Capital, Limited Partnership, Java Southeast Partners, L.P., and Java Southeast, Inc. to develop the Florida market. Pursuant to the terms of the agreement, the Company issued 8,943 shares of common stock in exchange for 18.3% of the joint venture's outstanding shares. The joint venture agreement was terminated effective March 1997, and the Company canceled 8,943 shares of common stock and recognized a loss on investment of $257,000.

COMPANY-OWNED BAKERIES AND CAFES - During the year ended March 31, 1997, the Company sold six Java Company-owned cafes and two Paradise Company-owned cafes to franchisees for consideration of $381,000 in cash, $566,000 in notes receivable and the assumption of $45,000 in liabilities.


NOTE G.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31,:

                                                    1998              1997
------------------------------------------------------------------------------
 Office furniture and equipment............  $      355,000     $      384,000
 Tenant improvements.......................         578,000          2,045,000
 Cafe equipment............................       2,615,000          1,243,000
------------------------------------------------------------------------------
                                                  3,548,000          3,672,000
 Less accumulated depreciation and
 amortization..............................      (1,420,000)          (891,000)
------------------------------------------------------------------------------
                                             $    2,128,000     $    2,781,000
------------------------------------------------------------------------------


NOTE H.  NOTES RECEIVABLE

Notes receivable consisted of the following at March 31:

                                                              1998            1997
----------------------------------------------------------------------------------
 Franchise fees receivable...........................   $     -        $    80,000
 Equipment and advertising receivable (net of
      allowance of $52,000 in 1997)..................         -             16,000
 Notes from franchisees (net of allowance of
      $739,000 in 1998 and $185,000 in 1997).........        147,000     1,197,000
----------------------------------------------------------------------------------
 Notes from sale of Oh La La! Division...............         -            145,000
----------------------------------------------------------------------------------
                                                             147,000     1,438,000
 Less current portion................................         -           (448,000)
----------------------------------------------------------------------------------
                                                        $    147,000   $   990,000
----------------------------------------------------------------------------------

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE H.  NOTES RECEIVABLE (CONTINUED)

The five year maturity is as follows:

                      1999                          -
                      2000                          -
                      2001                          -
                      2002                          -
                      2003                        57,000
                      After 2003                  90,000
                      ----------------------------------
                      Total                      147,000

As of March 31, 1998 and 1997, respectively Management has determined that approximately $739,000 and $844,500 of the notes from franchisees are impaired according to SFAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. Notes from franchisees have been recorded net of an impairment reserve of $739,000 and $156,000 as of March 31, 1998 and 1997, respectively.


NOTE I.  INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31:

                                                               1998                     1997
------------------------------------------------------------------------------------------------
 Goodwill.............................................    $   2,751,000            $   4,408,000
 Organizational cost..................................           31,000                   31,000
------------------------------------------------------------------------------------------------
                                                              2,782,000                4,439,000
 Less accumulated depreciation and amortization.......         (891,000)                (398,000)
------------------------------------------------------------------------------------------------
 Total net............................................    $   1,891,000            $   4,041,000
------------------------------------------------------------------------------------------------

The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon the Company's recently signed letter of intent to sell the assets of Paradise (see "NOTE V. SUBSEQUENT EVENTS"), the Company has written down the value of goodwill by an additional $1,850,000 as of March 31, 1998. The Company believes that no other material impairment of intangible assets exist at March 31, 1998.


NOTE J.  INVESTMENTS

MASSIMO DA MILANO INC. - In conjunction with the sale of the Java Centrale franchise system, (see "NOTE F. DISPOSAL OF ASSETS"), the Company received 5,000,000 shares of the purchaser's restricted common stock. These marketable securities have been classified as available for sale. As March 31, 1998, the Company has recorded an unrealized loss on securities available for sale of $200,000.

GOOD FOOD FAST COMPANIES - The Company's investment in 273,333 Common Shares of GFF as of March 31, 1998 has been valued at $1.00. On March 18, 1998, the Company granted an option to sell the shares of GFF for $90,000. This option expires on September 11, 1998.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE K.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31:

                                           1998               1997
---------------------------------------------------------------------
Accrued payroll.....................   $    137,000      $    133,000
Accrued payroll taxes...............         75,000            75,000
Settlement expense..................        150,000           170,000
Accrued interest....................        311,000           101,000
Other...............................        345,000           140,000
---------------------------------------------------------------------
                                       $  1,018,000      $    619,000
---------------------------------------------------------------------


NOTE L.  RELATED PARTIES

Baycor Venture, Inc. (Baycor) is a wholly owned subsidiary of Baycor Capital Inc., of Alberta, Canada. A principal shareholder of Baycor Capital, Inc. is the former Chairman of the Board of the Company. The individual was paid $58,000, $100,000 and $94,000, under the terms of an employment agreement during the years ended March 31, 1998, 1997 and 1996, respectively. The Company also reimbursed Baycor for travel and entertainment expenses incurred by officers of Baycor on behalf of the Company. At March 31, 1998 and 1997, the Company owed Baycor $130,000 and $44,000, respectively, for expense reimbursement and compensation.

During the year ended March 31, 1997, the Company received a bridge loan from Alta Petroleum, Inc. (Alta). Alta's vice president is a former board member of the Company. The balance outstanding at March 31, 1998, is $575,000, which was due August 1997.

At March 31, 1998 and 1997, the Company had notes receivable outstanding of $129,000 and $185,000 from Baycor and $40,000, respectively, from a vice president of the Company. At March 31, 1998, the Company recorded a reserve of $56,000 for the note receivable from Baycor.


NOTE M.  LONG-TERM DEBT

Long-term debt consisted of the following at March 31:

                                                           1998          1997
---------------------------------------------------------------------------------
 Note payable to Chart House Enterprises, Inc.
   The note bears interest at 10% per annum
   and is payable interest only for the first twelve
   months beginning February 1, 1996, and
   thereafter principal payments shall be payable in
   eight equal quarterly payments in amounts
   sufficient to fully amortize the entire principal
   balance over a period of eight quarters.
   The note is collateralized by franchisee note
   receivables. The Company was in default as of
   March 31, 1998.....................................   $ 446,000      $ 836,000

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE M.  LONG-TERM DEBT (CONTINUED)

                                                           1998          1997
--------------------------------------------------------------------------------
Tenant improvement loans with terms calling for
   monthly principal and interest payments over
   a period ranging from one to ten years with
   interest rates ranging from 7.5 to 11 percent.......     42,000        89,000

Note payable to Alta Petroleum, related party,
   due August, 1997. The note bears interest at 14%
   and is collateralized by all Paradise
   Bakery, Inc. shares.................................    575,000       300,000

Loan payable to Imperial Business Credit, Inc.
   The note bears interest at 12.551% per annum.
   Payments of $20,304 are due monthly.  The loan
   is collateralized by all equipment, receivables
   and inventory of the Paradise Company owned stores.
   The loan is subject to certain requirements
   and covenants of which the Company was not in
   compliance at March 31, 1998.........................   554,000       721,000
--------------------------------------------------------------------------------
                                                         1,617,000     1,946,000
 Less current maturity                                   1,617,000    (1,946,000)
                                                        $    -       $     -
--------------------------------------------------------------------------------


NOTE N.  PREFERRED STOCK

The Company has authorized 25,000,000 shares of $0.001 par Preferred Stock. The terms of the Preferred Stock are determinable by the Company's Board of Directors at the time of issuance. As of March 31, 1998 and 1997, there was no Preferred Stock outstanding.


NOTE O.  CONVERTIBLE DEBT

During fiscal 1996, the Company issued, through private placements, convertible notes in the amount of $3,500,000. The first note, in the amount of $2,000,000, was due on December 15, 1997, with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. The note was convertible into Common Stock of the Company after February 26, 1996, under certain terms and conditions. As of December 31, 1997, $1,000,000 had been converted into 18,464 shares of Common Stock. As of March 31, 1997 the balance due was $1,197,000. The remaining principal balance of $1,000,000 was restructured to remove the conversion feature in July 1997. The restructured note was due April 1, 1998. Paradise Bakery, Inc. Common Shares have been pledged as collateral and $250,000 was added to the principal balance of the note as consideration for the elimination of the conversion feature of the note. As of March 31, 1998, the balance due on this note was $1,374,000, including accrued interest.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE O.  CONVERTIBLE DEBT (CONTINUED)

The second series of notes in the amount of $1,500,000 are due on January 29, 1998 with interest payable quarterly beginning on March 15, 1996, at the rate of 8% per year. These notes were convertible into Common Stock of the Company after April 12, 1996, under certain terms and conditions. As of July 11, 1997, the entire $1,500,000 had been converted into 385,103 Common Shares.


NOTE P.  STOCKHOLDERS' EQUITY

1.   STOCK SPLIT

At the Company's Annual Shareholders' Meeting held on November 25, 1997, the shareholders approved amendments to the Company's Articles of Incorporation which would increase the Company's authorized number of shares of common stock from 25,000,000 to 50,000,000 and effect a one for ten reverse stock split of the outstanding shares of common stock. Effective December 19, 1997, the Company's Articles of Incorporation were duly amended to implement each of the foregoing amendments. The effect of these amendments was to reduce the number of currently outstanding shares by 90% and to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares (on a post-split basis). Per share data and number of shares have been restated to give retroactive effect to the stock split.

2.  ESCROW AGREEMENT

Certain stockholders, directors and officers of the Company (the "Security Holders") placed an aggregate of 85,530 of their currently outstanding Company shares in escrow (the "Escrowed Shares") in connection with the Company's public offering of its Common Stock in May of 1994. The Escrow Agreement provides that the Escrowed Shares be released to the Security Holders if the Company achieves certain earnings requirements during the fiscal years ended March 31, 1995, 1996, 1997, and 1998. The Company has not achieved the requirements during any of the fiscal years. All of the escrowed shares shall be released in March 1999. If any Security Holder exercises Warrants or options to acquire additional Common Shares of the Company ("Additional Shares"), one-third of such Additional Shares must be placed in escrow and will be released pursuant to the Escrow Agreement as if they were Escrowed Shares.


NOTE Q.  STOCK OPTIONS AND WARRANTS

1.   INCENTIVE STOCK OPTION PLAN

Effective November, 1993, the Company adopted a Stock Option Plan (the "1993 Plan") under which options to purchase a maximum of 125,000 shares of Common Stock may be granted to selected officers, directors and key full-time salaried employees of the Company. Under the 1993 Plan, options may, at the discretion of the Board of Directors, be granted either as Incentive Stock Options (as defined in the Internal Revenue Code of 1986, as amended) or as Nonstatutory Stock Options. The options will have an


NOTE Q.  STOCK OPTIONS AND WARRANTS (CONTINUED)

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



exercise price of not less than the fair market value of the Common Stock on the date the option is granted and, unless otherwise provided by the Board of Directors, will vest over a five-year period, with 20% of the shares exercisable at the end of each year the grantee has completed as a director or employee of the Company.

On July 31, 1996, the Company modified the exercise price of all outstanding options from $17.50 - $20.00 per share to $7.50 per share. Also on July 31, 1996, the Company canceled the stock options under the 1993 Plan for certain directors and officers and issued 120,000 Warrants to those individuals. The Warrants are included in the table below.

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

                                                            1998                    1997
--------------------------------------------------------------------------------------------
Net loss                       As reported............  $ (6,890,000)           $ (5,326,000)
                               Pro forma..............  $ (6,890,000)           $ (5,718,452)

Net loss per share             As reported............  $      (3.42)           $      (4.61)
                               Pro forma..............  $      (3.42)           $      (5.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the years ended March 31, 1998 and 1997: expected volatility of 80 percent; risk-free interest rate of 6.0% and 6.05%, respectively; and expected lives of 1.0 and 1.5 years, respectively.

A summary of the status of the Company's fixed stock option plan and Warrants issued to directors and officers as of March 31, 1998 and 1997 and changes during the years then ended are presented below.

                                                                   1998                         1997
--------------------------------------------------------------------------------------------------------------
                                                            SHARES     WEIGHTED      Shares      Weighted
                                                                       AVERAGE                   Average
                                                                       EXERCISE                  Exercise
                                                                        PRICE                     Price
--------------------------------------------------------------------------------------------------------------
 Outstanding at beginning of year........................   224,250    $ 7.50        110,000    $  18.90
 Granted
      Options............................................              $             118,350    $   7.50
      Warrants...........................................              $             120,000    $   7.50
 Exercised...............................................       -      $  -                     $    -
 Forfeited...............................................  (224,250)   $  7.50      (124,100)   $  17.60
--------------------------------------------------------------------------------------------------------------
 Outstanding at end of year..............................       -      $  -          224,250        7.50
 Options and Warrants exercisable at year end............              $             171,901    $   7.50
 Weighted-average fair value of options and
        Warrants granted during the year.................              $                        $   2.00


NOTE Q.  STOCK OPTIONS AND WARRANTS (CONTINUED)

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



As of March 31, 1998 there were no outstanding options and Warrants issued to directors and officers.

2.   WARRANTS

The Company has issued Warrants in exchange for consulting services, stock subscriptions and debt issuances. These transactions, summarized below, have been accounted for at fair market value.

In July 1995, the Company granted Warrants to purchase 68,200 shares of common stock at $25.80 per share for consulting services. The Warrants expired in July 1997.

In August 1995, the Company granted Warrants to purchase 15,000 shares of common stock at $15.00 per share for consulting services. The Warrants expire in August 2002.

In January 1996, the Company granted Warrants to purchase 10,000 shares of common stock at $27.50 per share for consulting services. The Warrants expire in January 2001.

In July 1996, the Company granted Warrants to purchase 30,000 shares of common stock at a resulting exercise price of $28.125 per share. The Warrants were granted in conjunction with a debt issuance and they expire June 30, 2000.

In September 1996, the Company granted Warrants to purchase 76,923 shares of common stock at $12.50 per share in conjunction with a stock subscription agreement. The Warrants expire September 23, 1998.

In October 1996, the Company granted Warrants to purchase 5,000 shares of common stock at a resulting exercise price of $28.125 per share. The Warrants were granted in conjunction with a debt issuance and they expire June 30, 2000.

In February 1997, the Company issued the following Warrants for consulting services:

          (a) Warrants to purchase 30,000 shares of common stock at 60 percent of the prior day's closing bid price per share and Warrants to purchase 30,000 shares of common stock at 75 percent of the prior day's closing bid price per share; these Warrants are effective for 120 days, and 52,500 of such Warrants were exercised subsequent to March 31, 1997.

          (b) Warrants to purchase 60,000 shares of common stock at $7.50 per share effective for 120 business days following the exercise or expiration of all of the Warrants described in (a), above.

          (c) Warrants to purchase 60,000 shares of common stock at $7.50 per share effective for 120 business days following the exercise or expiration of all of the Warrants described in (b), above.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE Q.  STOCK OPTIONS AND WARRANTS (CONTINUED)

In September and October 1997, the Company issued 2,250,000 "A" and "B" Warrants to purchase shares of the Company's common stock at $1.60 and $2.00, respectively. These Warrants were issued in connection with a private equity placement. As of March 31, 1998 430,000 and 150,000, A and B Warrants, respectively had been exercised.

In December 1997, the Company granted Warrants to purchase 45,000 shares of common stock at $1.80 per share. As of March 31, 1998, all of these Warrants had been exercised.

In November 1997, the Company granted Warrants to purchase 10,000 shares of common stock at $0.50 per share. As of March 31, 1998 all of these Warrants had been exercised.

In December 1997, the Company issued Warrants to purchase 1,250,000 shares of common stock at $0.50 per share. As of March 31, 1998, 630,000 Warrants had been exercised.


NOTE R.  LEASE COMMITMENTS, RENT EXPENSE AND DEPOSIT

The Company has entered into a five and one-half year lease of office space for its corporate headquarters commencing on March 31, 1996, and ending July 31, 2001.

Future minimum rents for each of the years ending March 31, are as follows:

                                                 Capital             Operating
                                                  Lease                Lease
------------------------------------------------------------------------------
                                                                      >
1999.......................................    $ 42,000            $ 1,135,000
2000.......................................      42,000              1,064,000
2001.......................................      42,000                817,000
2002.......................................        -                   394,000
2003.......................................        -                   291,000
Thereafter.................................        -                   526,000
------------------------------------------------------------------------------
Future minimum lease payments..............     126,000            $ 4,227,000
                                                                   -----------
Amounts representing interest..............      25,000
-------------------------------------------------------
Present value of minimum lease payments....   $ 101,000
------------------------------------------------------------------------------

Total minimum future operating lease payments have not been reduced by $539,000 of sublease payments to be received in the future under subleases.

All amounts due under capital lease obligations are a result of arrangements made with former franchisees related to their cafe equipment. As of March 31, 1998, the net book value of these assets was zero.

In addition to minimum rents, the Company is required to pay its share of taxes, insurance, common area maintenance, and percentage rents of 1% to 2% of sales.

Rent expense for facilities leased by the Company for the years ended March 31, 1998, 1997 and 1996 was $1,594,000, $1,970,000, and $1,214,000,
respectively.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE S.  INCOME TAXES

As of March 31, 1998, the Company has accumulated net operating losses of approximately $15,169,000. These losses can be carried forward and applied against future income of the Company for federal and state income tax purposes. The net operating losses will begin to expire in 2008 for federal purposes and in 2002 for state purposes, if not previously utilized. For state income tax purposes, the use of the net operating loss is limited to approximately 50% of the federal net operating loss. Under U.S. tax rules, the Company, as a result of the Paradise acquisition is subject to certain limitations as to the use of net operating losses in any one year. A valuation allowance totally offsets the balance of the deferred tax asset related to these net operating losses, as it is more likely than not that the Company will not realize the deferred tax assets.

                                                 1998             1997
-------------------------------------------------------------------------
Deferred tax assets:.....................  $ 6,068,000        $ 5,120,000
   Net operating losses
   Temporary differences:
     Bad debt and impairment reserve.....    1,540,000               -
     Franchise fees collected............       14,000            208,000
     Depreciation and other..............       89,000             40,000
   Valuation allowance...................   (7,711,000)        (5,368,000)
-------------------------------------------------------------------------
                                           $     -             $    -
-------------------------------------------------------------------------


NOTE T.  COMMITMENTS

The Company has employment agreements with four key employees, with annual salary requirements totaling $398,000. Annual increases are tied to economic indicators, and include potential bonuses at the discretion of the Board of Directors

The Company is involved in litigation in the normal course of business. These suits relate to past due rent, mitigation and legal fees associated with real property leases that the Company is a party to and other claims under the normal course of business. Management believes that it has substantial defenses against any real property claims and that all other litigation is without merit. The final disposition of this litigation, which if Management is not successful in all of its defenses, could ultimately result in losses in excess of $2.4 million.

The Company has guaranteed the lease payments of facilities operated by certain franchisees.


NOTE U.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

As a result of the Company's decision to sell the assets of Paradise (see "NOTE V. SUBSEQUENT EVENTS") the recorded goodwill has been determined to be impaired (see "NOTE C. REALIZATION OF ASSETS"). Accordingly, goodwill was written down by $1,850,000 on March 31, 1998.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE V.  SUBSEQUENT EVENTS

On May 8, 1998, Paradise Holdings, Inc., a Delaware corporation (the "Registrant") and Java Centrale, Inc., a California corporation and the Registrant's previous corporate parent, ("Java" and, together with the Registrant, the "Company"), effected a merger, pursuant to which the Registrant was the surviving corporation and Java ceased to exist as a separate entity (the "Reincorporation"). Prior to the Reincorporation, the Registrant was a wholly-owned subsidiary of Java formed to facilitate the merger transaction, and the purpose of the Reincorporation was to change the Company's state of incorporation from California to Delaware. The Reincorporation was approved by the shareholders of Java at its Annual Meeting of Shareholders held on November 25, 1997.

On May 12, 1998 the Company signed a conditional letter of intent for the sale of its Paradise Bakery & Cafe retail operations to AFC Enterprises of Atlanta, Georgia ("AFC"), for $5,000,000 in cash and an additional amount, potentially as much as $2,000,000, in the form of either cash or stock in AFC at the Company's election, to be paid on an earn-out basis tied to store level contributions, two years after the closing date. The sale would include all 15 company-owned cafes, its 34 franchised units, and a commissary that is a fulfillment house of proprietary items for use in the cafes. The transaction is expected to be structured as an asset purchase, to include all of the assets of the Company's wholly-owned operating subsidiary, Paradise Bakery, Inc. Certain of the liabilities of Paradise Bakery, Inc. would also be assumed, including primarily those arising under its franchise agreements and real estate leases.

The conditions to closing the transaction include: the completion of a satisfactory due diligence review by AFC; receipt of all necessary consents from the Boards of the Company and AFC, and any other necessary third parties, including the shareholders of the Company, negotiation of a mutually acceptable asset purchase agreement; and receipt of a favorable fairness opinion.

The parties have agreed to work towards a closing date in August 1998. Prior to that date, the Company has agreed not to solicit or initiate discussions or negotiations with any other party regarding a sale of its Paradise Bakery assets. Because of the conditional nature of the letter of intent, and because some of the conditions to closing the foregoing transactions are not within the Company's control, there can be no assurance that this transaction will in fact take place, or if it does that the final terms of such a transaction will not vary, in material respects, from those disclosed above. Based on the offer, the Company has recognized an impairment of $1,850,000 relating to the goodwill recorded for Paradise Bakery, Inc.

On May 15, 1998 the Company signed a conditional letter of intent to purchase the Internet publications known collectively as the "FinancialWeb" from Axxess, Inc. of Altamonte Springs, Florida. The FinancialWeb family of investor sites are distributed over the Internet and include free real-time quotes; technical analysis, charting and portfolio analysis; news and market data; fundamental research; recommendations and analysis from Wall Street; financial humor; EDGAR filings; investigative reporting; short selling strategies and a site devoted to the Small Cap market or derive income from banner advertising sales, syndication of editorial content, licensing of data and technology, list rentals and sales of premium services.

                  PARADISE HOLDINGS,INC., AND SUBSIDIARY
               (Formerly Java Centrale, Inc. and Subsidiary)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, 1997 and 1996



NOTE V.  SUBSEQUENT EVENTS (CONTINUED)

The transaction is expected to be structured as an asset purchase. The assets to be purchased by the Company include various domain names, technology, hardware, software, trademarks, clients, customers, etc. Additionally, the Company would assume certain contractual obligations with respect to data and technology providers, and key programmers and consultants necessary to the operation of the web sites. The purchase price is to be a combination of $750,000 in cash and 2,000,000 shares of the Company's common stock, payable at closing, plus an additional 2,000,000 shares of common stock if the a specified number of additional websites are open and operating as of one year after the closing, and the average daily traffic of page impressions on the "Financial Web" websites being acquired increases to certain specified benchmarks.

The closing of this transaction is subject to the completion of a due diligence review by the Company; receipt of all requisite board, shareholder and other approvals; and the negotiation of a mutually acceptable asset purchase agreement. The parties to the agreement are contemplating the closing of the transaction described herein prior to July 31, 1998. Axxess has agreed not to initiate any discussions or negotiations with any third parties regarding the sale of the Financial Web family of web sites and the related assets. Because of the conditional nature of the letter of intent, and because some of the conditions to closing the foregoing transactions are not within the Company's control, there can be no assurance that this transaction will in fact take place, or if it does that the final terms of such a transaction will not vary, in material respects, from those disclosed above.

Effective as of May 12, 1998, Richard J. Crosby, the Company's Chairman of the Board, resigned from the Company. The Company has accepted the resignation, effective June 30, 1998, of its Vice President and Chief Financial Officer, Jeffrey W. Dudley.

On May 14, 1998 the Company completed the acquisition of a franchised location in Sacramento, California. The cafe was acquired for $30,000 cash, a $60,000 note payable in five equal installments, due October 1, 1998 and 111,667 in Common Stock of the Company.

On June 24, 1998, the Company was notified of Chart House Enterprises, Inc. demand for arbitration under the certain Amended and Restated Promissory Note dated January 17, 1996. This note is currently due and payable (See "NOTE M. LONG-TERM DEBT"), however the Company's management believes that there may have been material omissions on the part of Chart House Enterprises related to the acquisition of Paradise Bakery, Inc. in December 1995. The arbitration date has yet to be set. The Company's management believes that the ultimate outcome of the arbitration will not have a material adverse effect on the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In April of 1998, the Company dismissed Grant Thornton, LLP ("GT") as the Company's independent auditor, and appointed Burnett Umphress & Company, LLP ("Burnett") to serve in its place as the Company's independent accountant. Burnett accepted this appointment on April 27, 1998.

The decision to dismiss GT and replace it with Burnett was made by the Company's Board of Directors, which does not have a separate Audit Committee as such.

The Company and GT have not, in connection with the audit of the Company's financial statements for each of the prior two years ended March 31, 1997 and 1996 or for any subsequent interim period prior to and including April 27, 1998, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to GT's satisfaction, would have caused GT to make reference to the subject matter of the disagreement in connection with its reports.

The reports of GT on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles, except that the report of GT on the Company's financial statements for the year ended March 31, 1997 included an explanatory paragraph relating to an uncertainty about the Company's ability to continue as a going concern.

PART III
-------------------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:


     NAME                   AGE   POSITION WITH COMPANY
     Gary C. Nelson         55    Director, President and Chief Executive
                                  Officer

     Bradley B. Landin      47    Director, Senior Vice President Operations
                                  And Secretary

     Thomas A. Craig        65    Vice President -- Marketing and Real Estate

     Jeffrey W. Dudley      40    Vice President and Chief Financial Officer

     Philip E. Pearce       69    Director


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

JEFFREY W. DUDLEY became the Company's Vice President and Chief Financial Officer on October 1, 1997. Prior to joining the Company, Mr. Dudley was the Chief Financial Officer of Greenhorn Creek Associates, LP, a California limited partnership engaged in residential real estate and golf course development, from January to October of 1997. From July through December of 1996, Mr. Dudley acted as an independent consultant, reporting to the Controller, for A. Teichert & Sons, Inc., a California-based construction company, where he was responsible for financial reporting and management of the budgeting process, among other duties. In May and June of 1996, Mr. Dudley was a consultant for HiTec Sports USA, Inc., a California-based distributor of outdoor footwear. From November of 1994 through April of 1996, Mr. Dudley was the Chief Financial Officer for Jason & Son, Inc., a manufacturer and distributor of snack foods. Mr. Dudley was with KPMG Peat Marwick from January of 1991 through November of 1994, first as an assistant accountant and beginning in January of 1993 as a Supervising Senior Accountant. Mr. Dudley is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. He received a Master of Science degree in Accountancy from California State University, Sacramento, in 1991.

PHILLIP E. PEARCE has been Director of the Company since November 25, 1997. Previous to that time he held no offices with, and had not been employed by, the Company. Since 1984, Mr. Pearce has been an independent investment banker and consultant, working through his company Phil Pearce & Associates of Charlotte, North Carolina. Prior to that, Mr. Pearce was a Senior Vice President of E.F. Hutton Company from 1969 to 1987, and a director of E. F. Hutton from 1969 until 1982. He was the Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. from 1968 to 1969, and a member of the Board of Governors of the New York Stock Exchange from 1970 to 1971, and has been a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce is also a director of three publicly-traded corporations: Xybernaut Corporation, Starbase Corporation, and Rx Medical Services Corporation, and has been nominated by management for election to the Board of Directors of United Digital Network, Inc. Mr. Pearce is a graduate of the University of South Carolina and graduated from the Wharton School of the University of Pennsylvania.

Effective as of May 12, 1998, Richard J. Crosby, the Company's Chairman of the Board and a Director, resigned from the Company. The Company is currently searching for a candidate to replace Mr. Crosby as Chairman of the Board. On May 8, 1998, the Company accepted the resignation of Mr. Dudley, the Company's Vice President and Chief Financial Officer, effective June 30, 1998.

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

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the cash compensation paid by the Company to, as well as any other compensation paid to or earned by, the Company's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer during each of the fiscal years ended March 31, 1998, 1997 and 1996. The Company's President and Chief Executive Officer, Mr. Gary C. Nelson, was the only officer of the Company whose total annual salary and bonus exceeded $100,000 during fiscal years 1998 or 1997. Mr. Nelson and Mr. Steve J. Orlando (The Company's former Chief Financial Officer), and Mr. Shannon (the Company's former Chairman of the Board), were the officers of the Company whose total annual salary and bonus exceeded $100,000 during the 1996 fiscal year.

     Summary Compensation Table


Summary Compensation Table

                                 -----------------------------------------------------------------------------
                                                                                Long Term Compensation
                                                   Annual Compensation                    Awards
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Securities
   Name of Individual                                                             Restricted       Underlying
     and Principal       Fiscal                                Other Annual         Stock           Options/          All Other
        Position          Year      Salary       Bonus         Compensation         Awards          SARS (#)         Compensation
--------------------------------------------------------------------------------------------------------------------------------
 Gary C. Nelson           1998    $116,488       $    -      $      -                None       $        -           $     -
  President/Chief         1997     121,634            -             -                None                -                 -
  Executive Officer       1996     158,065       35,000             -                None          167,000                 -
--------------------------------------------------------------------------------------------------------------------------------
 Steve J. Orlando         1998     $79,127       $    -      $      -                None       $        -           $     -
  Former Chief            1997      89,900            -             -                None                -                 -
  Financial Officer       1996      97,050       35,000             -                None          175,000                 -
--------------------------------------------------------------------------------------------------------------------------------
 Richard D. Shannon       1998      56,098       $    -      $      -                None       $        -           $     -
  Former Chairman         1997      99,603            -             -                None                -                 -
  of the Board            1996      94,328       35,000             -                None          174,250                 -
--------------------------------------------------------------------------------------------------------------------------------



COMPENSATION PURSUANT TO PLANS

STOCK OPTION PLAN. Effective November 1993, the Board of Directors of the Company (the "Board") adopted the Java Centrale, Inc. Stock Option Plan (the "Stock Option Plan"). Under the terms of the Stock Option Plan, options to purchase up to 50,000 Common Shares may be granted to officers, key employees and non-employee directors of the Company. In September 1995, the Company proposed to shareholders an amendment to increase the option plan to 125,000 Common Shares. The amendment was approved and the Company has amended the plan to a total of 125,000 Common Shares. Under the Stock Option Plan, the Board, or a committee appointed by the Board, is authorized to grant options which are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") to employees (including employee-directors) of the Company, and to grant options not intended to qualify as incentive stock options ("non-qualifying stock options") to employees and non-employee directors of the Company, and to determine the participants, the number of options to be granted and other terms and provisions of each option.

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

As of March 31, 1995, the Company had granted options to purchase 29,875 Common Shares, at prices ranging from $21.20 to $30.00 per share, to employees of the Company in accordance with the Stock Option Plan.

As of March 31, 1996, the Company had granted options to purchase 110,000 Common Shares, at prices ranging from $17.50 to $20.00 per share, to employees of the Company in accordance with the Stock Option Plan.

Effective July 31, 1996, the Board re-priced 51,200 shares of options granted for purchase to $7.50 per share.

Effective July 31, 1996 the Board issued 120,000 Warrants for the purchase price of $7.50 per share to certain directors and officers outside the plan. These same directors and officers surrendered 57,200 stock options within the plan.

As of March 31, 1997 the Company had canceled 10,050 stock options due to terminated employees.

As of March 31, 1997, the Company had granted options to purchase 104,250 shares, at $7.50 per share, to employees of the Company in accordance with the Stock Option Plan.

Pursuant to the placement agreement with E. C. Capital, Ltd., dated July 30, 1997 and discussed under Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS above, all outstanding Warrants and options granted to employees as of July 30, 1997 were canceled.

As of March 31, 1998, there were no outstanding options to employees of the Company.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth certain information concerning all options held by certain of the Company's most highly compensated executive officers at the end of the Company's 1998 fiscal year (March 31, 1998). The Company has never granted any stock appreciation rights ("SARs"). All of the options listed in the table below are currently exercisable.




--------------------------------------------------------------------------------------------------------------
                                                               Number of Securities
                         Number of Shares                            underlying         Value of Unexercised
                           Acquired on                           unexercised options         in-the-Money
        Name                 Exercise        Value Realized       at March 31, 1998             Options
--------------------------------------------------------------------------------------------------------------
Gary C. Nelson                  None               N/A                  None                     N/A

Richard D. Shannon (1)(2)       None               N/A                  None                     N/A

Steven J. Orlando (3)           None               N/A                  None                     N/A
--------------------------------------------------------------------------------------------------------------


--------------------


EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Richard D. Shannon, the Company's former Chairman of the Board; Gary C. Nelson, its President and Chief Executive Officer; Bradley B. Landin, its Senior Vice President--Operations and Secretary; Thomas A. Craig, its Vice President--Marketing and Real Estate; Jeffrey W. Dudley, its Vice President and Chief Financial Officer, and Steven J. Orlando, its former Chief Financial Officer and Secretary. Mr. Shannon declined to stand for re-election at the 1997 Annual Meting held on November 25, 1997, and Mr. Orlando resigned from his positions with the Company in September of 1997; consequently neither of their employment agreements remain in effect.

The Company entered into a three-year employment agreement in February 1994 with Gary C. Nelson. The Company's Board of Directors amended this agreement effective January 1, 1996, extending the term two years to January 31, 1999. The Board of Directors further amended this agreement in May of 1996 reducing the base salary to $116,000 as a result of the Company's financial performance. The Board of Directors further amended this agreement in April of 1998 increasing the base salary to $133,000 and extending the term to January 31, 2001. Pursuant to the employment agreement, Mr. Nelson will act as President and Chief Executive Officer of the Company, will serve on the Board of Directors and will be entitled to receive, among

-------------------------------
(1) On October 30, 1995, Baycor Ventures, Inc., a company of which Mr. Shannon is a Director and 50% shareholder, exercised options to purchase 30,000 shares of the Company's Common Stock at a purchase price of $4.00 per share. The value recognized on these shares was approximately $742,500.

(2) Mr. Shannon did not stand for re-election at the 1997 Annual Shareholders' Meeting held November 25, 1997.

(3) Mr. Orlando resigned as the Company's Vice President and Chief Financial Officer as of September 30, 1997.

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

The Company entered into a three-year employment agreement in February 1994 with Bradley B. Landin. The Board of Directors amended this agreement in May of 1996 reducing the base salary to $73,000 as a result of the Company's financial performance. In February 1997, the employment contract was extended to January 1999. The Board of Directors further amended this agreement in April of 1998 increasing the base salary to $90,000 and extending the term to January 31, 2001. Pursuant to the employment agreement, Mr. Landin will act as Senior Vice President Operations of the Company, will serve on the Board of Directors and will be entitled to receive among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. There was no salary increase since the last amendment.

The Company entered into a three-year employment agreement in February 1994 with Thomas A. Craig. The Board of Directors amended this agreement in May of 1996 reducing the base salary to $73,000 as a result of the Company's financial performance. In February 1997, the employment contract was extended to January 1999. In April 1998, the Company reinstated the annual Consumer Price Index increases, as provided for under the employment agreement, retroactive to January 1, 1997. Pursuant to the employment agreement, Mr. Craig will act as Vice President - Marketing and Real Estate of the Company, and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $80,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. There was no salary increase since the last amendment.

The Company entered into a three-year employment agreement in February 1998 with Jeffrey W. Dudley. Pursuant to the employment agreement, Mr. Dudley will act as Vice President and Chief Financial Officer of the Company, and will be entitled to receive, among other things, (a) during the first year thereof, a base salary of $90,000, (b) during the second and third years thereof, a base salary in an amount equal to the amount of the previous year's salary plus the greater of (i) 7% of the base salary in effect for the previous 12 month period and (ii) the percentage increase in the Consumer Price Index for the prior 12-month period as reported by the Department of Labor, (c) during each year thereof, a bonus, equal to the amount determined by the Board of Directors of the Company under such incentive compensation plan as shall be adopted by the Board of Directors of the Company, and (d) such options to purchase Common Shares of the Company as may be granted pursuant to the terms of the Stock Option Plan. On May 8, 1998, the Company agreed to the resignation and termination of Mr. Dudley's employment agreement, effective June 30, 1998. Mr. Dudley is eligible to receive an incentive bonus of Seven Thousand (7,000) shares of the Company's common stock upon the timely filing of the Company's March 31, 1998 Form 10-K.

COMPENSATION OF DIRECTORS

Directors of the Company do not currently receive any compensation for serving as Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Company maintains a Compensation Committee consisting of the Chairman of the Board and the President. All decisions relating to the compensation of its executive officers are approved by the Company's Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 22, 1998, the number and percentage of shares of the Company's outstanding common stock beneficially owned, directly or indirectly, by (a) any person (or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) who or which is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, based on information filed by such persons with the Securities and Exchange Commission, (b) each of the Company's Directors and the executive officers identified in Item 11, above, and the Company's Directors and executive officers as a group. The shares listed as "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose.

In general, beneficial ownership includes shares over which such principal shareholder, director, or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of June 22, 1998. Unless otherwise indicated, the persons listed have sole voting and investment powers of the shares beneficially owned. Management is not aware of any arrangements, which may, at a subsequent date, result in a change of control of the Company.



         Name and address of             Amount and Nature of       Percent of
          Beneficial Owner             Beneficial Ownership (1)        Class
----------------------------------------------------------------------------------
 Thomas A. Craig                          18,403                      0.4%
    1610 Arden Way, Suite #145
    Sacramento,  CA  95815

 Jeffery W. Dudley                             -                      0.0%
    1610 Arden Way, Suite #145
    Sacramento,  CA  95815

 Bradley B. Landin                        12,500                      0.3%
    1610 Arden Way, Suite #145
    Sacramento,  CA  95815

 Gary C. Nelson                           65,902                      1.6%
    1610 Arden Way, Suite #145
    Sacramento,  CA  95815

 Philip E. Pearce                              -                      0.0%
    1610 Arden Way, Suite #145
    Sacramento,  CA  95815

 European Community Capital, Ltd. (2)    420,000                      9.2%
    300 Old Country Road, Suite 241
    Mineola, NY  11501

 Mustang '65 LP  (3)                     320,000                      7.2%
    2101 Corporate Blvd., Suite 204
    Boca Raton, FL  33431

 All Directors and Officers
         as a Group (5 persons)           96,805                      2.3%
----------------------------------------------------------------------------------




Mr. Nelson and Mr. Landin failed to file Form 5 - Annual Statement of Changes in Beneficial Ownership within 45 days of March 31, 1998, and to date pursuant to the requirements of Section 16(a) of the Securities and Exchange Act of 1934.



-------------------
(1) All shares are owned directly by the individual(s) indicated, unless otherwise indicated.

(2) Includes 420,000 shares, which European Community Capital has the right to acquire at any time during the 60 days following June 22, 1998 through the exercise of warrants at $2.00 per share.

(3) Includes 320,000 shares, which Mustang '65 LP has the right to acquire at any time during the 60 days following June 22, 1998 through the exercise of warrants at $0.50 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Baycor Ventures, Inc. ("Baycor"), one of the Company's larger single shareholders, has entered into a series of transactions with the Company since it was incorporated in March of 1992.

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

In September 1995, the Company advanced to Baycor a loan in the amount of $185,000. The loan has a two-year term at a rate of prime rate plus 2% in interest and became due and payable in September 1997. This note has been extended for one additional year and will become due and payable September 1998.

In May 1995, the Company advanced to Bradley Landin, Vice President Operations and Director a loan in the amount of $59,000. The loan has a term of five years at a rate of principal plus 1% in interest with monthly principal and interest payments of $1,200. The balance at March 31, 1998 is $40,000.

In July 1996, Baycor, Gary Nelson, President and Chief Executive Officer, and Steven J. Orlando, Chief Financial Officer, agreed to loan the Company an aggregate of $175,000 at an interest rate of prime plus 2% per annum. The lenders received a general lien on the Company's assets. This line of credit became due and payable in April of 1997. In replacement of the then-remaining outstanding principal balance on these loans, in April 1997 Gary C. Nelson loaned the Company $50,000 in exchange for a note secured by the Company's assets and interest at the rate of prime plus 2%. The balance of this loan was paid in full as of March 31, 1998.

Steven J. Orlando deferred salary for the period from December 1996 through March 1997 totaling $31,000, at March 31, 1998, the balance of this loan had been paid in full.

In October 1996, Lyle Edwards was elected as a director to the Company. At that time, Mr. Edwards served as a Vice President to Alta Petroleum, which provided the Company a short-term loan of $200,000 in April 1996. This Loan was paid in full in December 1996. Alta Petroleum provided additional financing of $300,000 in January 1997, $125,000 in April 1997 and $150,000 in June 1997. Baycor was paid a $40,000 fee in association with the placement of this financing. These loans, which are now in default, are secured by 100% of the stock and assets of the Company's wholly owned subsidiary Paradise Bakery, Inc. They bear an annual interest rate of 14% and a default rate of 16%. The Company is required to pay these loans by proceeds in excess of $500,000 in capital raised or assets sold.

As of June 22, 1998, the private placement agent ECC (see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES") is currently owed approximately $71,000 in Warrant solicitation fees for Warrants exercised to date from these private placement efforts.

ESCROW AGREEMENT

Pursuant to an Amended and Restated Security Escrow Agreement (the "Escrow Agreement"), by and between each of Baycor, Gary C. Nelson, Thomas A. Craig, Bradley B. Landin, Richard D. Shannon, Richard M.H. Thompson & Associates, Inc. and the Manry Company (such entities and persons being hereinafter collectively referred to as the "Security Holders"), the Company, the Representative and American Stock Transfer & Trust Company, as escrow agent (the "Escrow Agent"), Baycor Ventures, Gary C. Nelson and Bradley B. Landin, directors and officers of the Company and Thomas A. Craig, an officer of the Company, placed an aggregate of 85,530 of their currently outstanding Common Shares in escrow (the "Escrowed Shares") in connection with the Company's public offering of its Common Stock in May of 1994.

If any Security Holder exercises Warrants or options to acquire additional Common Shares of the Company (the "Additional Shares"), one-third (33 1/3%) of such Additional Shares must immediately be delivered to the Escrow Agent, and will be held and released pursuant to the Escrow Agreement as if they were original Escrowed Shares.

PART IV
-------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



FINANCIAL STATEMENTS.

The Company's Balance Sheets as of March 31, 1998 (the end of its most recent fiscal year), and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998, 1997 and 1996, are included herewith under Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA above.


FINANCIAL STATEMENT SCHEDULES.

          None.


CURRENT REPORTS ON FORM 8-K.

During the first quarter of the fiscal year ending March 31, 1999, the Company filed the following Form 8-K reports:

1. On May 1, 1998 notifying the change in the Companies independent accountants to Burnett Umprhess and Company, LLP.

2. On May 1, 1998 announcing the signing of letters of intent to sell the assets of Paradise Bakery, Inc. to AFC Enterprises and acquire the assets of Axxess Media, Inc. and to announce the resignation of the Company's Chairman of the Board, Richard J. Crosby.

3. On May 8, 1998 announcing the change of domicile from California to Delaware and the Company's name to Paradise Holdings, Inc.

4. On May 1, 1998 announcing various press releases related to the strategic business direction of the Company.

5. On May 22, 1998 announcing the amendment of its current prospectus, dated February 10, 1998, with a supplement dated May 21, 1998.

EXHIBITS.

The following documents are included or incorporated by reference in this Annual Report.

Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.


    Exhibit
    Number     Description
--------------------------------------------------------------------------------

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

     2.4      Letter of Intent dated May 15, 1998 between Paradise Holdings,
                 Inc. and Axxess Media, Inc. (Filed as Exhibit No. 2.4 to the Registrant's Form 8-K dated May 19, 1998 and by this reference incorporated herein.)

     2.5      Letter of Intent dated May 12, 1998 between Paradise Holdings,
                 Inc. and AFC Enterprises. (Filed as Exhibit No. 2.5 to the Registrant's Form 8-K dated May 19, 1998 and by this reference incorporated herein.)

     3.1      Amended and Restated Articles of Incorporation (filed as Exhibit
                 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and by this reference incorporated herein).

     3.2      Bylaws, as amended January 10, 1995 (filed as Exhibit 3.1 to the
                 Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994, and by this reference incorporated herein).

     3.3      Certificate of Incorporation of the Registrant.  (Filed as
                 Exhibit No. 3.1 to the Registrant's Form 8-K dated May 8, 1998 and by this reference incorporated herein.)

     3.4      Bylaws of the Registrant. (Filed as Exhibit No. 3.2 to the
                 Registrant's Form 8-K dated May 8, 1998 and by this reference incorporated herein.)

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

    Exhibit
    Number     Description
--------------------------------------------------------------------------------

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

    Exhibit
    Number     Description
--------------------------------------------------------------------------------

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

    Exhibit
    Number     Description
--------------------------------------------------------------------------------

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

    Exhibit
    Number     Description
--------------------------------------------------------------------------------

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

     4.35*    Stock Purchase Warrant, dated July 11, 1996, issued by the
                 Company to Artistic License, Inc. (filed as Exhibit No. 4.1 to the Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 dated March 19, 1997, [Commission File No.333-16575], and by this reference incorporated herein.)

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

    Exhibit
    Number     Description
--------------------------------------------------------------------------------

     4.42     Stock Purchase Warrant, dated September 24, 1996, between the
                 Registrant and H.I.G. Securities Investments, LTD, for 384,615 Common Shares, (filed as Exhibit No. 4.35 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

     4.43     Stock Purchase Warrant, dated September 24, 1996, between the
                 Registrant and Alana Group LTD, for 384,615 Common Shares, (filed as Exhibit No. 4.36 to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996, and by this reference incorporated herein.)

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

     4.49*    Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Richard D. Shannon for 450,000 Common Shares at $0.75 per share. (filed as Exhibit 4.49 to the Registrant's Registration Statement on Form 10-Q, dated June 30, 1997, and by this reference incorporated herein.)

     4.50*    Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Gary C. Nelson for 450,000 Common Shares at $0.75 per share. (filed as Exhibit 4.49 to the Registrant's Registration Statement on Form 10-Q, dated June 30, 1997, and by this reference incorporated herein.)

     4.51*    Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Steven J. Orlando for 450,000 Common Shares at $0.75 per share. (filed as Exhibit 4.51 to the Registrant's Registration Statement on Form 10-Q, dated June 30, 1997, and by this reference incorporated herein.)

    Exhibit
    Number     Description
--------------------------------------------------------------------------------

     4.52*    Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Thomas A. Craig for 150,000 Common Shares at $0.75 per share. (filed as Exhibit 4.52 to the Registrant's Registration Statement on Form 10-Q, dated June 30, 1997, and by this reference incorporated herein.)

     4.53*    Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Bradley B. Landin for 150,000 Common Shares at $0.75 per share. (filed as Exhibit 4.53 to the Registrant's Registration Statement on Form 10-Q, dated June 30, 1997, and by this reference incorporated herein.)

     4.54*    Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Lyle Edwards for 50,000 Common Shares at $0.75 per share. (filed as Exhibit 4.54 to the Registrant's Registration Statement on Form 10-Q, dated June 30, 1997, and by this reference incorporated herein.)

     4.55*    Cancellation of stock options and warrants dated July 31, 1997 between the registrant and Kevin Baker for 100,000 Common Shares at $0.75 per share. (filed as Exhibit 4.55 to the Registrant's Registration Statement on Form 10-Q, dated June 30, 1997, and by this reference incorporated herein.)

     4.56     Letter of Intent - E.C. Capital Ltd. (filed as Exhibit 4.56 to the Registrant's Registration Statement on Form 10-Q, dated September 30, 1997, and by this reference incorporated herein.)

     10.1*    Employment Agreement, dated February 1, 1994, between the
                 Registrant and Richard D. Shannon (filed as Exhibit No. 10.28 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.2*    Employment Agreement, dated February 1, 1994, between the
                 Registrant and Gary C.Nelson (filed as Exhibit No. 10.29 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.3*    Employment Agreement, dated February 1, 1994, between the
                 Registrant and Bradley B. Landin (filed as Exhibit No. 10.30 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.4*    Employment Agreement, dated February 1, 1994, between the
                 Registrant and Thomas A. Craig (filed as Exhibit No. 10.31 to the Registrant's Registration Statement on Form S-1 dated March 17, 1994 (Commission File No. 33-76528), and by this reference incorporated herein).

     10.5     Employment Agreement, dated June 30, 1994, between the Registrant and Steven J. Orlando (filed as Exhibit No. 10.46 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and by this reference incorporated herein).

    Exhibit
    Number     Description
--------------------------------------------------------------------------------

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

     10.14*   Employment Agreement, dated January 1, 1996, between the
                 Registrant and Ty Peabody.

     10.15    Asset Purchase Agreement, dated January 9, 1998, between the
                 Registrant and Massimo Da Milano, Inc. for the sale of the assets of the Java Centrale franchise system, (Filed as Exhibit No. 10.15 to the Registrant's Pre-Effective Amendment No. 1 to Form SB-2 dated January 21, 1998 and by this reference incorporated herein.)

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

    Exhibit
    Number     Description
--------------------------------------------------------------------------------

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

     10.22    Additional Bridge Loan Agreement, amended April 4, 1997, between the Company and Alta Petroleum, Inc.

     10.23    Additional Bridge Loan Agreement, amended April 7, 1997, between the Company and Alta Petroleum, Inc.

     10.24*   Addendum No. 1 to Employment Agreement between the Company and
                 Bradley B. Landin, dated January 1, 1997.

     10.25*   Addendum No. 1 to Employment Agreement between the Company and
                 Thomas A. Craig, dated January 1, 1997.

     10.26*   Amendment to Employment Agreement between the Company and Steven
                 Orlando effective March 31, 1997.

     10.27    Termination of Credit Line between the Company and Gary Nelson, dated April 7, 1997.

     10.28    Exchange Agreement with Good Food Fast Companies, Inc. and the
                 Company dated March 31, 1997

     10.29    Termination Agreement with Java Southeast, Inc. and the Company dated

     10.30    Amendment to Note Agreement with Legong Investment, N.V., dated
                 July 1997.

     10.31    Warrant Agreement - Legong Investment, N.V., dated July 1997.

     11       Statement re Computation of Per Share Earnings (Loss)

     16.1     Letter from GT regarding its concurrence with the Company's statement regarding change of accountants. (Filed as Exhibit No. 16.1 to the Registrant's Form 8-K dated May 1, 1998 and by this reference incorporated herein.)

     21       Subsidiaries of the Registrant

     27       Financial Data Schedule

     99.1     Press release dated April 27, 1998 (Filed as Exhibit No. 99.1 to the Registrant's Form 8-K dated April 27, 1998 and by this reference incorporated herein.)

     99.2     Press release dated May 1, 1998. (Filed as Exhibit No. 99.2 to the Registrant's Form 8-K dated April 27, 1998 and by this reference incorporated herein.)

     99.3     Letter of transmittal dated May 21, 1998  (Filed as Exhibit No.
                 99.3 to the Registrant's Form 8-K dated May 21, 1998 and by this reference incorporated herein.)

     99.4     Supplement No. 1 dated May 21, 1998  (Filed as Exhibit No. 99.4 to the Registrant's Form 8-K dated May 21, 1998 and by this reference incorporated herein.)

  (d)  EXCLUDED FINANCIAL STATEMENTS

             Not applicable.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 1998               PARADISE HOLDINGS, INC.


                                   By:   /S/ GARY C. NELSON
                                       -----------------------------------
                                          Gary C. Nelson
                                          President and Chief Executive Officer

                                   And By:   /S/ JEFFREY W. DUDLEY
                                           --------------------------------
                                           Jeffrey W. Dudley
                                           Vice President and
                                           Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /S/ PHILIP E. PEARCE                           June 29, 1998
--------------------------------------
Philip E. Pearce, Director

 /S/ BRADLEY B. LANDIN                          June 29, 1998
--------------------------------------
Bradley B. Landin, Director

 /S/ GARY C. NELSON                             June 29, 1998
--------------------------------------
Gary C. Nelson, President and Director

     INDEX TO EXHIBITS

     Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.


     Exhibit
     Number            Description
     -------           -----------

       11.       Statement Re Computation of Per Share Earnings (Loss).

       21.       Subsidiaries of the Registrant.

       27.       Financial Data Schedule.